Form 10-Q
period 2002-06-30
YALE INDUSTRIAL PRODUCTS INC; AUTOMATIC SYSTEMS INC; LICO STEEL INC; COLUMBUS MCKINNON CORP
filed 2002-08-14
CIK 1062624, 1062623, 1062622, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(D) OF THE SECURITIES EXCHANGE
    ACT 1934

For the quarterly period ended June 30, 2002
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                     to
                               -------------------    --------------------

Commission File Number:       0-27618
                              -------

    COLUMBUS MCKINNON CORPORATION
-------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

    NEW YORK                                           16-0547600
--------------------------------------------------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    140 JOHN JAMES AUDUBON PARKWAY, AMHERST, NY                    14228-1197
--------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip code)

    (716) 689-5400
--------------------------------------------------------------------------------
    (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of July 31, 2002 was:
14,895,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                  JUNE 30, 2002


                                                                         PAGE #
                                                                         ------
PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              June 30, 2002 and March 31, 2002                               2

           Condensed consolidated statements of income and retained earnings -
              Three months ended June 30, 2002 and July 1, 2001              3

           Condensed consolidated statements of cash flows -
              Three months ended June 30, 2002 and July 1, 2001              4

           Condensed consolidated statements of comprehensive income -
              Three months ended June 30, 2002 and July 1, 2001              5

           Notes to condensed consolidated financial statements -
              June 30, 20026

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                       14


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                        19

Item 2.    Changes in Securities - none.                                    19

Item 3.    Defaults upon Senior Securities - none.                          19

Item 4.    Submission of Matters to a Vote of Security Holders - none.      19

Item 5.    Other Information - none.                                        19

Item 6.    Exhibits and Reports on Form 8-K                                 19

PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                 JUNE 30,           MARCH 31,
                                                                                   2002               2002
                                                                                ----------         ----------
ASSETS:                                                                                (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $    2,259         $   13,068
      Trade accounts receivable                                                     85,847             82,266
      Inventories                                                                   93,757             89,656
      Net assets held for sale                                                       2,300              4,290
      Net current assets of discontinued operations                                      -             21,497
      Prepaid expenses                                                              11,056              8,543
                                                                                ----------         ----------
Total current assets                                                               195,219            219,320
Property, plant, and equipment, net                                                 69,918             70,742
Goodwill and other intangibles, net                                                202,493            200,801
Marketable securities                                                               23,315             24,634
Deferred taxes on income                                                             4,205              3,133
Other assets                                                                         5,487              5,665
                                                                                ----------         ----------
Total assets                                                                    $  500,637         $  524,295
                                                                                ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $    2,891         $    2,518
      Trade accounts payable                                                        32,262             31,617
      Accrued liabilities                                                           29,729             39,533
      Restructuring reserve                                                            573                949
      Current portion of long-term debt                                            124,397            146,663
                                                                                ----------         ----------
Total current liabilities                                                          189,852            221,280
Senior debt, less current portion                                                    1,829              1,509
Subordinated debt                                                                  199,694            199,681
Other non-current liabilities                                                       31,513             30,214
                                                                                ----------         ----------
Total liabilities                                                                  422,888            452,684
                                                                                ----------         ----------
Shareholders' equity
      Common stock                                                                     149                149
      Additional paid-in capital                                                   104,922            104,920
      Accumulated deficit                                                           (9,037)           (12,536)
      ESOP debt guarantee                                                           (6,398)            (6,514)
      Unearned restricted stock                                                       (363)              (414)
      Total accumulated other comprehensive loss                                   (11,524)           (13,994)
                                                                                ----------         ----------
Total shareholders' equity                                                          77,749             71,611
                                                                                ----------         ----------
Total liabilities and shareholders' equity                                      $  500,637         $  524,295
                                                                                ==========         ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                                JUNE 30,            JULY 1,
                                                                                  2002               2001
                                                                              ------------       ------------
                                                                                     (IN THOUSANDS, EXCEPT
                                                                                        PER SHARE DATA)


Net sales                                                                     $    113,891       $    129,086
Cost of products sold                                                               86,261             95,613
                                                                              ------------       ------------
Gross profit                                                                        27,630             33,473
                                                                              ------------       ------------

Selling expenses                                                                    11,323             11,110
General and administrative expenses                                                  6,704              5,820
Restructuring charges                                                                    -              8,840
Amortization of intangibles                                                            129              2,781
                                                                              ------------       ------------
                                                                                    18,156             28,551
                                                                              ------------       ------------

Income from operations                                                               9,474              4,922
Interest and debt expense                                                            7,277              8,267
Interest income and other income (expense)                                           3,493               (113)
                                                                              ------------       ------------
Income (loss) from continuing operations before income taxes                         5,690             (3,458)
Income tax expense (benefit)                                                         2,191               (639)
                                                                              ------------       ------------
Income (loss) from continuing operations                                             3,499             (2,819)
Income (loss) from discontinued operations                                               -             (1,842)
                                                                              ------------       ------------
Net income (loss)                                                                    3,499             (4,661)
(Accumulated deficit) retained earnings - beginning of period                      (12,536)           124,806
Cash dividends of $0.00  and $0.07 per share                                             -             (1,006)
                                                                              ------------       ------------
(Accumulated deficit) retained earnings - end of period                       $     (9,037)      $    119,139
                                                                              ============       ============

Earnings per share data, basic and diluted:
     Continuing operations                                                    $       0.24       $     (0.20)
     Discontinued operations                                                             -             (0.13)
                                                                              ------------       -----------
     Net income (loss)                                                        $       0.24       $     (0.32)
                                                                              ============       ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                 JUNE 30,            JULY 1,
                                                                                   2002               2001
                                                                                ----------         ----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Income (loss) from continuing operations                                        $    3,499         $   (2,819)
Adjustments to reconcile income (loss) from continuing
   operations to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                   2,866              5,876
     Deferred income taxes                                                              31                541
     Other                                                                             575                403
     Gain on investments                                                            (2,757)                 -
     Changes in operating assets and liabilities:
           Trade accounts receivable                                                   834              7,226
           Inventories                                                              (2,156)             3,089
           Prepaid expenses                                                         (1,939)              (227)
           Other assets                                                                 68                135
           Trade accounts payable                                                     (549)            (8,184)
           Accrued and non-current liabilities                                      (6,614)            (3,217)
                                                                                -----------        ----------
Net cash (used in) provided by operating activities                                 (6,142)             2,823
                                                                                -----------        ----------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                                                 (50)              (787)
Capital expenditures                                                                  (950)            (1,193)
Proceeds from sale of business                                                      15,950                  -
Net assets held for sale                                                             1,990               (463)
                                                                                ----------         ----------
Net cash provided by (used in) investing activities                                 16,940             (2,443)
                                                                                ----------         ----------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit agreements                             (21,529)            (8,369)
Repayment of debt                                                                     (334)              (569)
Dividends paid                                                                           -             (1,006)
Reduction of ESOP debt guarantee                                                       116                185
Other                                                                                 (852)              (474)
                                                                                ----------         -----------
Net cash used in financing activities                                              (22,599)           (10,233)
Effect of exchange rate changes on cash                                                510                 11
                                                                                ----------         ----------
Net cash used in continuing operations                                             (11,291)            (9,842)
Net cash provided by (used in) discontinued operations                                 482             (2,199)
                                                                                ----------         ----------
Net change in cash and cash equivalents                                            (10,809)           (12,041)
Cash and cash equivalents at beginning of period                                    13,068             14,015
                                                                                ----------         ----------
Cash and cash equivalents at end of period                                      $    2,259         $    1,974
                                                                                ==========         ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                 JUNE 30,            JULY 1,
                                                                                   2002               2001
                                                                                ----------         ----------
                                                                                         (IN THOUSANDS)

Net income (loss)                                                               $    3,499         $   (4,661)
                                                                                ----------         -----------
Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                           5,623               (241)
  Unrealized (loss) gain on derivatives qualifying as hedges                          (130)               123
  Unrealized (loss) gain on investments:
    Unrealized holding (loss) gain arising during the period                          (989)               199
    Less: reclassification adjustment for (gain)
           loss included in net income                                              (2,034)               397
                                                                                -----------        ----------
                                                                                    (3,023)               596
                                                                                -----------        ----------
Total other comprehensive income                                                     2,470                478
                                                                                ----------         ----------
Comprehensive income (loss)                                                     $    5,969         $   (4,183)
                                                                                ==========         ===========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2002, and the results of its operations and its cash flows for the three month periods ended June 30, 2002 and July 1, 2001, have been included. Results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2002.


     The Company is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

     In May of 2002, the Company sold substantially all of the assets of Automatic Systems, Inc. (ASI). The ASI business was the principal business unit in the Company's former Solutions-Automotive segment. The operations of ASI have been reflected as a discontinued operation as of March 31, 2002 and all periods presented have been restated to reflect this change.



2.   Inventories consisted of the following:
                                                     JUNE 30,         MARCH 31,
                                                       2002             2002
                                                    ----------       ----------
                                                           (IN THOUSANDS)
     At cost - FIFO basis:
        Raw materials............................   $   48,566      $    48,477
        Work-in-process..........................       17,464           13,735
        Finished goods...........................       34,386           34,417
                                                    ----------       ----------
                                                       100,416           96,629
     LIFO cost less than FIFO cost...............       (6,659)          (6,973)
                                                    ----------       ----------
     Net inventories   ..........................   $   93,757       $   89,656
                                                    ==========       ==========

     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.


3. Property, plant, and equipment is net of $72,154,000 and $69,417,000 of accumulated depreciation at June 30, 2002 and March 31, 2002, respectively.

4. Goodwill and other intangibles is net of $58,472,000 and $58,343,000 of accumulated amortization at June 30, 2002 and March 31, 2002, respectively.

5. General and Product Liability - The accrued general and product liability costs, which are included in other non-current liabilities, are the actuarial present value of estimated expenditures based on amounts determined from loss reports and individual cases filed with the Company, and an amount, based on experience, for losses incurred but not reported. The accrual in these condensed consolidated financial statements was determined by applying a discount factor based on interest rates customarily used in the insurance industry.

6. The Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The Company entered into an interest rate swap agreement to effectively convert $40 million of variable-rate debt to fixed-rate debt which matures in June 2003. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive income, net of tax.

     The interest rate swap is the only derivative instrument held by the Company. The net impact of the derivative instrument was a decrease to other comprehensive income of $130,000 for the period ended June 30, 2002 versus an increase to other comprehensive income of $123,000 for the period ended July 1, 2001. The fair value of the derivative at June 30, 2002 was a $924,000 liability.

     The carrying amount of the Company's senior debt instruments approximates the fair value. The Company's subordinated debt has an approximate fair value of $182,000,000, which is less than its carrying amount of $199,694,000.


7. The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                 JUNE 30,            JULY 1,
                                                                                   2002               2001
                                                                                ----------         ----------
                                                                                       (IN THOUSANDS)
     Numerator for basic and diluted earnings per share:
       Net income (loss) ................................................       $    3,499         $   (4,661)
                                                                                ==========         ==========

     Denominators:
       Weighted-average common stock outstanding -
           denominator for basic EPS.....................................           14,477             14,391
       Effect of dilutive employee stock options.........................              112                  -
                                                                                ----------         ----------

       Adjusted weighted-average common stock outstanding
         and assumed conversions - denominator for diluted EPS...........           14,589             14,391
                                                                                ==========         ==========


8. Income tax benefit for the three-month period ended July 1, 2001 differs from the customary relationship between income tax benefit and loss before income taxes due to nondeductible amortization of goodwill of $2,330,000 during the period.

9. On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but reviewed on an annual basis at the reporting unit level for impairment. Identifiable intangible assets acquired in a business combination are amortized over the useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite. In accordance with SFAS No. 142, the Company will complete a transitional goodwill impairment test by September 29, 2002 and does not anticipate recognition of an impairment loss. No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142. The following table presents the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of April 1, 2001.



                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                                      JUNE 30,         JULY 1,
                                                                                        2002             2001
                                                                                        ----             ----
                                                                                           (IN THOUSANDS)
     Reported income (loss) from continuing operations                               $    3,499        $   (2,819)
     Goodwill amortization add-back, net of tax                                               -             2,530
                                                                                     ----------        ----------
     Adjusted income (loss) from continuing operations                               $    3,499        $     (289)
                                                                                     ==========        ==========

     Reported income (loss) from continuing operations per share - basic and diluted $     0.24        $    (0.20)
     Goodwill amortization add-back                                                           -              0.16
                                                                                     ----------        ----------
     Adjusted income (loss) from continuing operations per share - basic and diluted $     0.24        $    (0.03)
                                                                                     ==========        ==========


     Goodwill amounts to $165,923,000 for the products segment and $31,172,000 for the solutions segment as of June 30, 2002. Upon finalization of the transitional goodwill impairment test, goodwill may be reallocated between the two segments.

     As of June 30, 2002, the gross balance of deferred financing costs is $8,653,000 and accumulated amortization is $4,459,000. Other intangibles have a net value of $1,204,000.

     Amortization expense is estimated to be $2,900,000 for fiscal 2003 including $500,000 of amortization reflected on the amortization of intangibles line and $2,400,000 of amortization of deferred financing costs shown on the interest and debt expense line on the financial statements. Amortization expense is estimated to be $1,100,000 for each of the four succeeding fiscal years thereafter including $500,000 of amortization reflected on the amortization of intangibles line and $600,000 of amortization of deferred financing costs shown on the interest and debt expense line on the financial statements without consideration of additional financing costs expected in conjunction with the refinancing currently in process.


10. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Solutions segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The accounting policies of the segments are the same as those described note 1. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units prior to the effects of amortization.

     Segment information as of and for the three months ended June 30, 2002 and July 1, 2001, is as follows:


                                                                        THREE MONTHS ENDED JUNE 30, 2002
                                                                        --------------------------------
                                                                 PRODUCTS           SOLUTIONS            TOTAL
                                                                -----------        -----------        -----------
                                                                                   (IN THOUSANDS)
     Sales to external customers......................          $    97,854        $    16,037        $   113,891
     Operating income before amortization
        and restructuring charges.....................                8,960                643              9,603
     Depreciation and amortization....................                2,616                250              2,866
     Total assets.....................................              433,247             67,390            500,637
     Capital expenditures.............................                  813                137                950


                                                                          THREE MONTHS ENDED JULY 01, 2001
                                                                          --------------------------------
                                                                  PRODUCTS           SOLUTIONS            TOTAL
                                                                 -----------        -----------        -----------
                                                                                   (IN THOUSANDS)
     Sales to external customers......................           $  109,619        $    19,467        $   129,086
     Operating income before amortization
        and restructuring charges.....................               16,681               (138)            16,543
     Depreciation and amortization....................                5,115                761              5,876
     Total assets.....................................              463,995             69,465            533,460
     Capital expenditures.............................                  879                314              1,193



     The following schedule provides a reconciliation of operating income before amortization with (loss) income before income taxes:

                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                               JUNE 30,                JULY 1,
                                                                                 2002                   2001
                                                                                 ----                   ----
                                                                                        (IN THOUSANDS)
          Operating income before amortization..........................      $     9,603            $    16,543
          Restructuring charges.........................................                -                 (8,840)
          Amortization of intangibles...................................             (129)                (2,781)
          Interest and debt expense.....................................           (7,277)                (8,267)
          Interest income and other (expense) income....................            3,493                   (113)
                                                                              -----------            -----------
          Income (loss) before income taxes.............................      $     5,690            $    (3,458)
                                                                              ===========            ===========


11. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:


                                                                  Domestic      Foreign       Elimina-     Consoli-
(In thousands)                                       Parent     Subsidiaries  Subsidiaries      tions        dated
                                                   ------------------------------------------------------------------
AS OF JUNE 30, 2002
Current assets:
 Cash and cash equivalents                         $     (538)   $     (835)   $    3,632    $        -    $    2,259
 Trade accounts receivable                             54,316         5,760        25,771             -        85,847
 Inventories                                           42,635        24,189        27,882          (949)       93,757
 Other current assets                                  10,531        (1,368)        4,193             -        13,356
                                                   ------------------------------------------------------------------
  Total current assets                                106,944        27,746        61,478          (949)      195,219
 Property, plant, and equipment, net                   34,725        17,896        17,297             -        69,918
 Goodwill and other intangibles, net                   36,623       121,049        44,821             -       202,493
 Intercompany                                         259,219      (273,512)      (57,747)       72,040             -
 Other assets                                          76,853       159,486        (1,551)     (201,781)       33,007
                                                   ------------------------------------------------------------------
  Total assets                                     $  514,364    $   52,665    $   64,298    $ (130,690)   $  500,637
                                                   ==================================================================


Current liabilities                                $  165,004    $    5,006    $   22,708    $   (2,866)   $  189,852
 Long-term debt, less current portion                 199,694             -         1,829             -       201,523
 Other non-current liabilities                         17,078        11,182         3,253             -        31,513
                                                   ------------------------------------------------------------------
  Total liabilities                                   381,776        16,188        27,790        (2,866)      422,888

Shareholders' equity                                  132,588        36,477        36,508      (127,824)       77,749
                                                   ------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  514,364    $   52,665    $   64,298    $ (130,690)   $  500,637
                                                   ==================================================================




FOR THE THREE MONTHS ENDED JUNE 30, 2002
Net sales                                          $   58,521    $   31,052    $   28,297    $   (3,979)   $  113,891
Cost of products sold                                  44,448        24,320        21,472        (3,979)       86,261
                                                   ------------------------------------------------------------------
Gross profit                                           14,073         6,732         6,825             -        27,630
                                                   ------------------------------------------------------------------
Selling, general and administrative expenses            9,783         3,049         5,195             -        18,027
Amortization of intangibles                                57             1            71             -           129
                                                   ------------------------------------------------------------------
                                                        9,840         3,050         5,266             -        18,156
                                                   ------------------------------------------------------------------
Income from operations                                  4,233         3,682         1,559             -         9,474
Interest and debt expense                               7,128            38           111             -         7,277
Interest and other income                               3,359            60            74             -         3,493
                                                   ------------------------------------------------------------------
Income before income taxes                                464         3,704         1,522             -         5,690
Income tax expense                                        202         1,519           470             -         2,191
                                                   ------------------------------------------------------------------
Net income                                         $      262    $    2,185    $    1,052    $        -    $    3,499
                                                   ==================================================================









                                                                    Domestic      Foreign     Elimina-     Consoli-
(In thousands)                                       Parent       Subsidiaries  Subsidiaries    tions        dated
                                                   ------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $    3,168    $   (5,751)   $   (3,559)   $        -    $   (6,142)
                                                   ------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                    (50)            -             -             -           (50)
Capital expenditures                                     (362)         (258)         (330)            -          (950)
Proceeds from sale of business                              -        15,950             -             -        15,950
Other                                                       -         1,990             -             -         1,990
                                                   ------------------------------------------------------------------
Net cash used in (provided by) investing
   activities                                            (412)       17,682          (330)            -        16,940
                                                   ------------------------------------------------------------------

FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
     line-of-credit agreements                        (10,249)      (11,551)          271             -       (21,529)
Repayment of debt                                        (329)            -            (5)            -          (334)
Other                                                    (736)            -             -             -          (736)
                                                   ------------------------------------------------------------------
Net cash  (used in) provided by financing
   activities                                         (11,314)      (11,551)          266             -       (22,599)
Effect of exchange rate changes on cash                    (4)            4           510             -           510
                                                   ------------------------------------------------------------------
Net cash (used in) provided by continuing
   operations                                          (8,562)          384        (3,113)            -       (11,291)
Net cash provided by discontinued operations                -           482             -             -           482
                                                   ------------------------------------------------------------------
Net change in cash and cash equivalents                (8,562)          866        (3,113)            -       (10,809)
Cash and cash equivalents at beginning of period        8,024        (1,701)        6,745             -        13,068
                                                   ------------------------------------------------------------------
Cash and cash equivalents at end of period         $     (538)   $     (835)   $    3,632    $        -    $    2,259
                                                   ==================================================================


AS OF JULY 1, 2001
Current assets:
 Cash and cash equivalents                         $    2,717    $   (4,096)   $    3,353    $        -    $    1,974
 Trade accounts receivable                             60,111        12,986        20,062             -        93,159
 Inventories                                           44,719        33,042        28,989          (974)      105,776
 Net current assets of discontinued operations              -        50,277             -             -        50,277
 Other current assets                                   5,471         1,800         3,326             -        10,597
                                                   ------------------------------------------------------------------
  Total current assets                                113,018        94,009        55,730          (974)      261,783
 Property, plant, and equipment, net                   33,845        24,258        17,673             -        75,776
 Goodwill and other intangibles, net                   38,600       126,055        45,689             -       210,344
 Intercompany                                         167,439      (332,476)      (61,985)      227,022             -
 Net non-current assets of discontinued
   operations                                               -       115,404             -             -       115,404
 Other assets                                         227,772       161,070        (2,129)     (350,879)       35,834
                                                  -------------------------------------------------------------------
  Total assets                                    $   580,674    $  188,320    $   54,978    $ (124,831)   $  699,141
                                                  ===================================================================


Current liabilities                                 $  33,400     $  14,974     $  19,168    $   (3,040)   $   64,502
 Long-term debt, less current portion                 394,941                       3,652             -       398,593
 Other non-current liabilities                         15,484        14,973         2,699             -        33,156
                                                  -------------------------------------------------------------------
  Total liabilities                                   443,825        29,947        25,519        (3,040)      496,251

Shareholders' equity                                  136,849       158,373        29,459      (121,791)      202,890
                                                  -------------------------------------------------------------------
  Total liabilities and shareholders' equity        $ 580,674     $ 188,320     $  54,978    $ (124,831)   $  699,141
                                                  ===================================================================






                                                                   Domestic       Foreign       Elimina-     Consoli-
(In thousands)                                         Parent   Subsidiaries  Subsidiaries       tions         dated
                                                  -------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JULY 1, 2001
Net sales                                         $    57,177    $   49,750    $   26,816    $   (4,657)   $  129,086
Cost of products sold                                  41,149        39,006        20,115        (4,657)       95,613
                                                  -------------------------------------------------------------------
Gross profit                                           16,028        10,744         6,701             -        33,473
                                                  -------------------------------------------------------------------
Selling, general and administrative expenses            7,992         4,144         4,794             -        16,930
Restructuring charges                                   8,840              -            -             -         8,840
Amortization of intangibles                               547         1,634           600             -         2,781
                                                  -------------------------------------------------------------------
                                                       17,379         5,778         5,394             -        28,551
                                                  -------------------------------------------------------------------
(Loss) income from operations                          (1,351)        4,966         1,307             -         4,922
Interest and debt expense                               8,122             -           145             -         8,267
Interest and other (expense) income                      (219)           55            51             -          (113)
                                                  -------------------------------------------------------------------
(Loss) income from continuing operations before
     income tax  (benefit) expense                     (9,692)        5,021         1,213             -        (3,458)
Income tax (benefit) expense                           (3,713)        2,588           486             -          (639)
                                                  -------------------------------------------------------------------
(Loss) income from continuing operations               (5,979)        2,433           727             -        (2,819)
Loss from discontinued operations                           -        (1,842)            -             -        (1,842)
                                                  -------------------------------------------------------------------
Net (loss) income                                 $    (5,979)   $      591    $      727    $        -    $   (4,661)
                                                  ===================================================================



FOR THE THREE MONTHS ENDED JULY 1, 2001
OPERATING ACTIVITIES:
Net cash (used in) provided by  operating
   activities                                     $     1,692    $    2,277    $   (1,146)   $        -    $    2,823
                                                  -------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                   (787)            -             -             -          (787)
Capital expenditures                                     (741)          (54)         (398)            -        (1,193)
Other                                                       -          (463)            -             -          (463)
                                                  -------------------------------------------------------------------
Net cash used in investing activities                  (1,528)         (517)         (398)            -        (2,443)
                                                  -------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings under revolving
  line-of-credit agreements                            (6,700)       (1,792)          123             -        (8,369)
Repayment of debt                                        (451)            -          (118)            -          (569)
Dividends paid                                         (1,006)            -             -             -        (1,006)
Other                                                    (289)            -             -             -          (289)
                                                  -------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                          (8,446)       (1,792)            5             -       (10,233)
Effect of exchange rate changes on cash                   (18)            -            29             -            11
                                                  -------------------------------------------------------------------
Net cash provided by continuing operations             (8,300)          (32)       (1,510)            -        (9,842)
Net cash used in discontinued operations                    -        (2,199)            -             -        (2,199)
                                                  -------------------------------------------------------------------
Net change in cash and cash equivalents                (8,300)       (2,231)       (1,510)            -       (12,041)
Cash and cash equivalents at beginning of period       11,017        (1,865)        4,863             -        14,015
                                                  -------------------------------------------------------------------
Cash and cash equivalents at end of period        $     2,717    $   (4,096)   $    3,353    $        -    $    1,974
                                                  ===================================================================


12. On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but reviewed on an annual basis at the reporting unit level for impairment. Identifiable intangible assets acquired in a business combination are amortized over the useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite. In accordance with SFAS No. 142, the Company will complete a transitional goodwill impairment test by September 29, 2002 and does not anticipate recognition of an impairment loss. No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142.

     The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company's fiscal year beginning April 1, 2003. The Company is currently assessing the Statement and the impact, if any, that adoption will have on the consolidated financial statements.


     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, changes the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. As of June 30, 2002, this Statement has not had any impact on the consolidated financial statements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                             (AMOUNTS IN THOUSANDS)

The Company is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position or secure material. Key products include hoists, cranes, chain and forged attachments. The Company's material handling Products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. Distribution channels include general distributors, specialty distributors, crane end users, service-after-sale distributors, original equipment manufacturers (OEMs), government, consumer and international. The general distributors are comprised of industrial distributors, rigging shops and crane builders. Specialty distributors include catalog houses, material handling specialists and entertainment equipment riggers. The service-after-sale network includes repair parts distribution centers, chain service centers and hoist repair centers. Consumer distribution channels include mass merchandisers, hardware distributors, trucking and transportation distributors, farm hardware distributors and rental outlets. The Company's integrated material handling Solutions businesses primarily deal directly with end-users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive, and other industrial markets.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001
Net sales in the fiscal 2003 quarter ended June 30, 2002 were $113,891, a decrease of $15,195 or 11.8% from the fiscal 2002 quarter ended July 1, 2001. Sales in the Products segment were down 10.7% and sales in the Solutions segment decreased by 17.6% as a result of the ongoing softness in industrial markets, particularly domestically. Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each segment:

                                          THREE MONTHS ENDED
                                          ------------------
                                        JULY 1,        JULY 2,               CHANGE
                                         2001           2000         AMOUNT            %
                                         ----           ----         ------        -------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)

Products                            $    97,854     $   109,619    $   (11,765)      (10.7)
Solutions                                16,037          19,467         (3,430)      (17.6)
                                    -----------     -----------    -----------     -------
Consolidated net sales              $   113,891     $   129,086    $   (15,195)      (11.8)
                                    ===========     ===========    ===========     =======


The Company's consolidated gross profit margins were approximately 24.3% and 25.9% for the fiscal 2003 and 2002 quarters, respectively. Gross profit margins were 25.5% and 28.5% for the Products segment and 16.7% and 11.7% for the Solutions segment, in the fiscal 2003 and 2002 quarters, respectively. The decline in consolidated gross profit margin and the Products segment is a combined result of decreased volume and lack of pricing increases to the customer. The Solutions segment experienced increased gross profit margins despite decreased sales volume for the fiscal 2003 quarter as a result of more profitable projects.

Selling expenses were $11,323 and $11,110 in the fiscal 2003 and 2002 quarters, respectively. As a percentage of consolidated net sales, selling expenses were 9.9% and 8.6% for the fiscal 2003 and 2002 quarters.

General and administrative expenses were $6,704 and $5,820 in the fiscal 2003 and 2002 quarters, respectively. As a percentage of consolidated net sales, general and administrative expenses were 5.9% and 4.5% in the fiscal 2003 and 2002 quarters, respectively. The increase is the result of increased product liability expense recorded by the Company's captive insurance company. This increased product liability expense is the result of and offset by the higher investment income shown on the interest and other (expense) income line.

In conjunction with the continuation of its strategic integration process, the Company incurred restructuring charges of $8,840,000 as a result of its decision to close the Forrest City, Arkansas plant during the first quarter of fiscal 2002. The charges consisted mainly of lease termination and employee separation costs.

Amortization of intangibles was $129 and $2,781 in the fiscal 2003 and 2002 quarters, respectively. The decrease in amortization is reflective of the cessation of amortization of goodwill in accordance with SFAS No. 142.

Interest and debt expense was $7,277 and $8,267 in the fiscal 2003 and 2002 quarters, respectively. The fiscal 2003 decrease is the result of decreasing debt levels. As a percentage of consolidated net sales, interest and debt expense was 6.4% for both the fiscal 2003 and 2002 quarters.

Interest income and other (expense) income was $3,493 and ($113) in the fiscal 2003 and 2002 quarters, respectively. The increase in the current year fiscal quarter is the result of increased investment earnings, specifically realized gains, on assets in the Company's captive insurance company.

Income taxes as a percentage of income (loss) before income taxes were 38.5% and 18.5% in the fiscal 2003 and 2002 quarters, respectively. The percentage for fiscal 2002 differs from the U.S. statutory rate as a result of the effect of $2,330 of nondeductible amortization of goodwill resulting from acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility provides availability up to $150 million, due March 31, 2003, against which $124 million was outstanding at June 30, 2002. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 375 basis points at July 31, 2002. The Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $199,468, net of original issue discount of $532 and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering  $1,902,000  of  proceeds  from  rate  hedging  in  advance  of  the
placement.   Provisions  of  the  8  1/2%  Notes  include,  without  limitation, restrictions of liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined in the 8 1/2% Notes agreement). On or after April 1, 2003, they are redeemable at prices declining annually to 100% on and after April 1, 2006. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain domestic subsidiaries and are not subject to any sinking fund requirements.

The Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. The Company entered into an interest rate swap agreement to effectively convert $40 million of variable-rate debt to fixed-rate debt which matures in June 2003. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive income, net of tax.

Since the Revolving Credit Facility expires on March 31, 2003, the Company is currently in the process of negotiating new debt instruments which are expected to be finalized by approximately September 30, 2002. The new debt instruments are believed to be sufficient to fund ongoing operations and budgeted capital expenditures for at least the next twelve months.

Net cash used by operating activities was $6,142 for the three months ended June 30, 2002 compared to cash provided by operating activities of $2,823 for the three months ended July 1, 2001. The $8,965 difference is due to changes in net working capital components.

Net cash provided by investing activities increased to $16,940 for the three months ended June 30, 2002 from net cash used in investing activities of $2,443 for the three months ended July 1, 2001 as a result of the proceeds from the sale of ASI and proceeds from the sale of assets held for sale.

Net cash used in financing activities was $22,599 for the three months ended June 30, 2002 compared to $10,233 for the three months ended July 1, 2001. The $12,366 increase is primarily the result of proceeds from the sale of ASI used to pay down debt.



CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2002 and July 1, 2001 were $950 and $1,193, respectively.

INFLATION AND OTHER MARKET CONDITIONS

The Company's costs are affected by inflation in the U.S. economy, and to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. The Company does not believe that inflation has had a material effect on results of operations over the periods presented because of low inflation levels over the periods and because the Company has generally been able to pass on rising costs through price increases. However, in the future there can be no assurance that the Company's business will not be affected by inflation or that it will be able to pass on cost increases.


SEASONALITY AND QUARTERLY RESULTS

Quarterly results may be materially affected by the timing of large customer orders, by periods of high vacation and holiday concentrations, by the timing and extent of restructuring projects, and by acquisitions and the magnitude of acquisition costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but reviewed on an annual basis at the reporting unit level for impairment. Identifiable intangible assets acquired in a business combination are amortized over the useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite. In accordance with SFAS No. 142, the Company will complete a transitional goodwill impairment test by September 29, 2002 and does not anticipate recognition of an impairment loss. No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142.

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company's fiscal year beginning April 1, 2003. The Company is currently assessing the Statement and the impact, if any, that adoption will have on the consolidated financial statements.


The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, changes the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. As of June 30, 2003, the Statement has had no impact on the consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by the Company and its subsidiaries, conditions affecting the Company's customers and suppliers, competitor responses to the Company's products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors disclosed in the Company's periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Changes in Securities - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders - none.

Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit 99.1             Certification of Chief Executive Officer

           Exhibit 99.2             Certification of Chief Financial Officer

           There are no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COLUMBUS MCKINNON CORPORATION
                                           -----------------------------
                                           (Registrant)






Date: AUGUST 14, 2002                      /S/ ROBERT L. MONTGOMERY, JR.
      ----------------                     ---------------------------------
                                           Robert L. Montgomery, Jr.
                                           Executive Vice President and
                                              Chief Financial Officer (Principal
                                              Financial Officer)