Form 10-Q
period 2002-09-29
YALE INDUSTRIAL PRODUCTS INC; AUTOMATIC SYSTEMS INC; LICO STEEL INC; COLUMBUS MCKINNON CORP
filed 2002-11-13
CIK 1062624, 1062623, 1062622, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT 1934

For the quarterly period ended September 29, 2002
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                     to
                               -------------------    --------------------

Commission File Number:       0-27618
                              -------

     COLUMBUS MCKINNON CORPORATION
--------------------------------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

The number of shares of common stock outstanding as of October 31, 2002 was:
14,895,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                               SEPTEMBER 29, 2002


                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              September 29, 2002 and March 31, 2002                          2

           Condensed  consolidated  statements of income and
              retained earnings - Three months and six months
              ended September 29, 2002 and September 30, 2001                3

           Condensed consolidated statements of cash flows -
              Six months ended September 29, 2002 and September 30, 2001     4

           Condensed  consolidated  statements of  comprehensive
              income - Three months and six months ended
              September 29, 2002 and September 30, 2001                      5

           Notes to condensed consolidated financial statements -
              September 29, 2002                                             6

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                       15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       19

Item 4.    Disclosure Controls and Procedures                               19


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                        20

Item 2.    Changes in Securities - none.                                    20

Item 3.    Defaults upon Senior Securities - none.                          20

Item 4.    Submission of Matters to a Vote of Security Holders              20

Item 5.    Other Information - none.                                        20

Item 6.    Exhibits and Reports on Form 8-K                                 20

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                              SEPTEMBER 29,        MARCH 31,
                                                                                  2002              2002
                                                                               -----------        -----------
ASSETS:                                                                                 (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                $     4,511        $    13,068
      Trade accounts receivable                                                     84,546             82,266
      Inventories                                                                   91,101             89,656
      Net assets held for sale                                                       2,411              4,290
      Net current assets of discontinued operations                                      -             21,497
      Prepaid expenses                                                              10,423              8,543
                                                                               -----------        -----------
Total current assets                                                               192,992            219,320
Property, plant, and equipment, net                                                 68,277             70,742
Goodwill and other intangibles, net                                                194,487            200,801
Marketable securities                                                               20,714             24,634
Deferred taxes on income                                                             5,173              3,133
Other assets                                                                         5,469              5,665
                                                                               -----------        -----------
Total assets                                                                   $   487,112        $   524,295
                                                                               ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                   $     2,843        $     2,518
      Trade accounts payable                                                        25,534             31,617
      Accrued liabilities                                                           36,008             39,533
      Restructuring reserve                                                            306                949
      Current portion of long-term debt                                            122,404            146,663
                                                                               -----------        -----------
Total current liabilities                                                          187,095            221,280
Senior debt, less current portion                                                      811              1,509
Subordinated debt                                                                  199,707            199,681
Other non-current liabilities                                                       31,427             30,214
                                                                               -----------        -----------
Total liabilities                                                                  419,040            452,684
                                                                               -----------        -----------
Shareholders' equity
      Common stock                                                                     149                149
      Additional paid-in capital                                                   104,864            104,920
      Accumulated deficit                                                          (16,022)           (12,536)
      ESOP debt guarantee                                                           (6,233)            (6,514)
      Unearned restricted stock                                                       (312)              (414)
      Total accumulated other comprehensive loss                                   (14,374)           (13,994)
                                                                               -----------        -----------
Total shareholders' equity                                                          68,072             71,611
                                                                               -----------        -----------
Total liabilities and shareholders' equity                                     $   487,112        $   524,295
                                                                               ===========        ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       ------------------                   ----------------
                                                 SEPTEMBER 29,     SEPTEMBER 30,     SEPTEMBER 29,     SEPTEMBER 30,
                                                     2002              2001              2002              2001
                                                     ----              ----              ----              ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                         $   113,238       $   122,542       $   227,129       $   251,628
Cost of products sold                                  86,665            91,348           172,926           186,961
                                                  -----------       -----------       -----------       -----------
Gross profit                                           26,573            31,194            54,203            64,667
                                                  -----------       -----------       -----------       -----------
Selling expenses                                       11,662            10,940            22,985            22,050
General and administrative expenses                     6,238             6,926            12,942            12,746
Restructuring charges                                       -               727                 -             9,567
Amortization of intangibles                               134             2,761               263             5,542
                                                  -----------       -----------       -----------       -----------
                                                       18,034            21,354            36,190            49,905
                                                  -----------       -----------       -----------       -----------
Income from operations                                  8,539             9,840            18,013            14,762
Interest and debt expense                               7,207             7,914            14,484            16,181
Interest and other income (expense)                       225                31             3,718               (82)
                                                  -----------       -----------       -----------       -----------
Income (loss) before income taxes                       1,557             1,957             7,247            (1,501)
Income tax expense                                        542             1,689             2,733             1,050
                                                  -----------       -----------       -----------       -----------
Income (loss) from continuing operations
   before cumulative effect of accounting
   change                                               1,015               268             4,514            (2,551)
Loss from discontinued operations                           -            (1,600)                -            (3,442)
                                                  -----------       -----------       -----------       -----------
Income (loss) before cumulative effect of
   accounting change                                    1,015            (1,332)            4,514            (5,993)
Cumulative effect of accounting change                      -                 -            (8,000)                -
                                                  -----------       -----------       ------------      -----------
Net income (loss)                                       1,015            (1,332)           (3,486)           (5,993)
(Accumulated deficit) retained
   earnings - beginning of period                     (17,037)          119,139           (12,536)          124,806
Cash dividends of $0.00, $0.07, $0.00 and
   $0.14 per share                                          -            (1,010)                -            (2,016)
                                                  -----------       -----------       -----------       -----------
(Accumulated deficit) retained
   earnings - end of period                       $   (16,022)      $   116,797       $   (16,022)      $   116,797
                                                  ===========       ===========       ===========       ===========

Earnings per share data, basic and diluted
   Continuing operations                          $      0.07       $      0.02       $      0.31       $     (0.18)
   Discontinued operations                                  -             (0.11)                -             (0.24)
   Cumulative effect of accounting change                   -                 -             (0.55)                -
                                                  -----------       -----------       -----------       -----------
   Basic and diluted net income (loss) per share  $      0.07       $     (0.09)      $     (0.24)      $     (0.42)
                                                  ===========       ===========       ===========       ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                      ----------------
                                                                              SEPTEMBER 29,      SEPTEMBER 30,
                                                                                  2002               2001
                                                                               -----------        -----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Income (loss) from continuing operations before cumulative effect
   of accounting change                                                        $     4,514        $    (2,551)
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting change to net cash
   provided by operating activities:
     Depreciation and amortization                                                   5,702             11,782
     Deferred income taxes                                                            (937)              (358)
     Gain on investments                                                            (2,757)                 -
     Other                                                                           1,237                730
     Changes in operating assets and liabilities:
           Trade accounts receivable                                                 2,005             14,689
           Inventories                                                                 150              9,058
           Prepaid expenses                                                         (1,323)            (1,132)
           Other assets                                                                 26               (172)
           Trade accounts payable                                                   (7,232)             2,873
           Accrued and non-current liabilities                                        (730)            (2,660)
                                                                               ------------       ------------
Net cash provided by operating activities of continuing operations                     655             32,259
                                                                               -----------        -----------

INVESTING ACTIVITIES:
Sales (purchase) of marketable securities, net                                       1,184                (25)
Capital expenditures                                                                (2,270)            (3,182)
Proceeds from sale of businesses                                                    15,950                  -
Net assets held for sale                                                             1,879                158
                                                                               -----------        -----------
Net cash provided by (used in) investing activities of continuing operations        16,743             (3,049)
                                                                               -----------        -----------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit agreements                             (23,366)           (39,691)
Repayment of debt                                                                   (1,531)              (559)
Dividends paid                                                                           -             (2,016)
Other                                                                               (1,385)              (119)
                                                                               -----------        ------------
Net cash used in financing activities of continuing operations                     (26,282)           (42,385)
Effect of exchange rate changes on cash                                               (177)               516
                                                                               ------------       -----------
Net cash used in continuing operations                                              (9,061)           (12,659)
Cash provided by (used in) discontinued operations                                     504             (1,356)
                                                                               -----------        -----------
Net decrease in cash and cash equivalents                                           (8,557)           (14,015)
Cash and cash equivalents at beginning of period                                    13,068             14,015
                                                                               -----------        -----------
Cash and cash equivalents at end of period                                     $     4,511        $         -
                                                                               ===========        ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      SEPTEMBER 29,  SEPTEMBER 30,     SEPTEMBER 29,   SEPTEMBER 30,
                                                          2002           2001              2002            2001
                                                          ----           ----              ----            ----
                                                                              (IN THOUSANDS)
Net income (loss)                                     $    1,015       $   (1,332)      $   (3,486)      $   (5,993)
                                                      ----------       ----------       ----------       ----------
Other comprehensive loss net of tax:
   Foreign currency translation adjustments               (1,516)           2,133            4,107            1,892
   Unrealized gain (loss) on derivatives
     qualifying as hedges                                     33             (695)             (97)            (572)
   Unrealized losses on investments:
     Unrealized holding (losses) gains arising
       during the period                                  (1,596)          (1,630)          (2,585)          (1,272)
     Reclassification adjustment for
       (gains) losses included in net income                 229              145           (1,805)             383
                                                      ----------       ----------       -----------      ----------
                                                          (1,367)          (1,485)          (4,390)            (889)
                                                      ----------       ----------       ----------       ----------
Total other comprehensive (loss) income                   (2,850)             (47)            (380)             431
                                                      ----------       ----------       -----------      ----------
Comprehensive loss                                    $   (1,835)      $   (1,379)      $   (3,866)      $   (5,562)
                                                      ==========       ==========       ==========       ==========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 29, 2002

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 29, 2002, and the results of its operations and its cash flows for the three and six-month periods ended September 29, 2002 and September 30, 2001, have been included. Results for the period ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2002.

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


2.   Inventories consisted of the following:
                                                SEPTEMBER 29,       MARCH 31,
                                                    2002              2002
                                                 ----------        -----------
                                                        (IN THOUSANDS)
     At cost - FIFO basis:
        Raw materials.........................   $   48,626        $    48,477
        Work-in-process.......................       17,535             13,735
        Finished goods........................       31,979             34,417
                                                 ----------        -----------
                                                     98,140             96,629
     LIFO cost less than FIFO cost............       (7,039)            (6,973)
                                                 ----------        -----------
     Net inventories   .......................   $   91,101        $    89,656
                                                 ==========        ===========

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


3. Property, plant, and equipment is net of $74,856,000 and $69,417,000 of accumulated depreciation at September 29, 2002 and March 31, 2002, respectively.

4. On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but reviewed on an annual basis at the reporting unit level for impairment. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company's reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131. The Products and Solutions segments were each further subdivided into three reporting units.

     The Company completed its transitional goodwill impairment test for SFAS No. 142 during the quarter ended September 29, 2002. Related to the adoption of SFAS No. 142, the Company recorded a one-time, noncash charge of $8,000,000 to reduce the carrying value of its goodwill as of April 1, 2002. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The impairment charge was related to the Cranebuilder reporting unit in the Products segment and the Univeyor reporting unit in the Solutions segment. The Company will perform its annual impairment review during the fourth quarter of each year commencing in the fourth quarter of Fiscal 2003. Depending on further decline in the economy or decline in the Company's stock price, the Company may be required to record additional significant non-cash charges to write down its carrying value of goodwill. Upon finalization of the transitional goodwill impairment test, goodwill was reallocated amongst reporting units.

     A summary of changes in goodwill during the first six months of Fiscal 2003 by business segment is as follows:



                         MARCH 31,    RECLASSIFICATIONS                   SEPTEMBER 29,
                           2002        AND TRANSLATION    IMPAIRMENTS         2002
                           ----        ---------------    -----------         ----
                                                  (IN THOUSANDS)
     Products          $    165,295     $     24,803     $     (1,930)    $    188,168
     Solutions               30,360          (23,561)          (6,070)             729
                       ------------     ------------     ------------     ------------
Total                  $    195,655     $      1,242     $     (8,000)    $    188,897
                       ============     ============     ============     ============


     As of September 29, 2002, the gross balance of deferred financing costs is $9,467,000 and accumulated amortization is $5,121,000. Other intangibles have a net value of $1,244,000.

     No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142. The following table presents the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of April 1, 2001.

                                                                       SIX MONTHS ENDED
                                                                       ----------------
                                                                SEPTEMBER 29,     SEPTEMBER 30,
                                                                    2002              2001
                                                                    ----              ----
                                                                          (IN THOUSANDS)
     Reported income (loss) from continuing operations           $    4,514        $   (2,551)
     Goodwill amortization add-back, net of tax                           -             5,085
                                                                 ----------        ----------
     Adjusted income from continuing operations                  $    4,514        $    2,534
                                                                 ==========        ==========

     Reported income (loss) from continuing operations
        per share - basic and diluted                            $     0.31        $   (0.18)
     Goodwill amortization add-back                                       -             0.35
                                                                 ----------        ---------
     Adjusted income from continuing operations
        per share - basic and diluted                            $     0.31        $    0.17
                                                                 ==========        =========

     Amortization expense is estimated to be $3,250,000 for fiscal 2003 including $500,000 of amortization reflected on the amortization of intangibles line and $2,750,000 of amortization of deferred financing costs shown on the interest and debt expense line on the financial statements. Amortization expense is estimated to be $2,150,000 for each of the four succeeding fiscal years thereafter including $500,000 of amortization reflected on the amortization of intangibles line and $1,650,000 of amortization of deferred financing costs shown on the interest and debt expense line on the financial statements without consideration of additional financing costs expected in conjunction with the refinancing currently in process.

     Goodwill and other intangibles is net of $66,606,000 and $58,343,000 of accumulated amortization at September 29, 2002 and March 31, 2002, respectively.

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

     The interest rate swap is the only derivative instrument held by the Company. The net impact of the derivative instrument was an increase to other comprehensive income of $33,000 for the quarter ended September 29, 2002 versus a decrease to other comprehensive income of $695,000 for the quarter ended September 30, 2001. For the six-month periods ended September 29, 2002 and September 30, 2001, the net impact was a $97,000 and $572,000 decrease to other comprehensive income, respectively. The fair value of the derivative at September 29, 2002 was an $868,000 liability.

     The carrying amount of the Company's senior debt instruments approximates the fair value. The Company's subordinated debt has an approximate fair value of $152,000,000 based on quoted market prices, which is less than its carrying amount of $199,707,000.

7. The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       ------------------               ----------------
                                                  SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,    SEPTEMBER 30,
                                                      2002            2001            2002             2001
                                                      ----            ----            ----             ----
                                                                         (IN THOUSANDS)
Numerator for basic and diluted earnings per share:
  Net income (loss)                                 $  1,015        $ (1,332)       $ (3,486)        $ (5,993)
                                                    ========        ========        ========         ========

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS                       14,487          14,407          14,483          14,399

  Effect of dilutive employee stock options                -               -               -               -
                                                    --------        --------        --------        --------
  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                      14,487          14,407          14,483          14,399
                                                    ========        ========        ========        ========



8. Income tax expense for the three and six-month periods ended September 29, 2001 exceeds the customary relationship between income tax expense and income (loss) before income taxes due to nondeductible amortization of goodwill of $2,389,000 and $4,719,000, respectively.


9. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Solutions segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The accounting policies of the segments are the same as those described note 1. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units prior to the effects of amortization.

     Segment information as of and for the six months ended September 29, 2002 and September 30, 2001, is as follows:

                                                                   SIX MONTHS ENDED SEPTEMBER 29, 2002
                                                                   -----------------------------------
                                                              PRODUCTS          SOLUTIONS           TOTAL
                                                              --------          ---------           -----
                                                                             (IN THOUSANDS)
     Sales to external customers......................       $   194,818       $    32,311       $   227,129
     Operating income before amortization
        and restructuring charges.....................            17,351               925            18,276
     Depreciation and amortization....................             5,190               512             5,702
     Total assets.....................................           450,517            36,595           487,112
     Capital expenditures.............................             2,097               173             2,270





                                                                   SIX MONTHS ENDED SEPTEMBER 30, 2001
                                                                   -----------------------------------
                                                              PRODUCTS          SOLUTIONS           TOTAL
                                                              --------          ---------           -----
                                                                             (IN THOUSANDS)
     Sales to external customers......................       $   212,769       $    38,859       $   251,628
     Operating income before amortization
        and restructuring charges.....................            29,402               469            29,871
     Depreciation and amortization....................            10,258             1,524            11,782
     Total assets.....................................           447,881            66,492           514,373
     Capital expenditures.............................             2,663               519             3,182



     The following schedule provides a reconciliation of operating income before amortization with (loss) income before income taxes:


                                                                                     SIX MONTHS ENDED
                                                                                     ----------------
                                                                              SEPTEMBER 29,     SEPTEMBER 30,
                                                                                  2002              2001
                                                                                  ----              ----
                                                                                      (IN THOUSANDS)
     Operating income before amortization...............................       $    18,276       $    29,871
     Restructuring charges..............................................                 -            (9,567)
     Amortization of intangibles........................................              (263)           (5,542)
     Interest and debt expense..........................................           (14,484)          (16,181)
     Interest income and other (expense) income.........................             3,718               (82)
                                                                               -----------       -----------
     Income (loss) before income taxes..................................       $     7,247       $    (1,501)
                                                                               ===========       ===========

10. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:

                                                                   Domestic      Foreign      Elimina-      Consoli-
(In thousands)                                        Parent     Subsidiaries  Subsidiaries     tions         dated
                                                    ------------------------------------------------------------------
AS OF SEPTEMBER 29, 2002
Current assets:
 Cash and cash equivalents                          $    1,673    $   (1,377)   $    4,215    $        -    $    4,511
 Trade accounts receivable                              58,169         3,603        22,774             -        84,546
 Inventories                                            42,110        21,066        28,897          (972)       91,101
 Other current assets                                    9,975        (1,299)        4,158             -        12,834
                                                    ------------------------------------------------------------------
  Total current assets                                 111,927        21,993        60,044          (972)      192,992
 Property, plant, and equipment, net                    33,859        17,263        17,155             -        68,277
 Goodwill and other intangibles, net                    36,816       119,118        38,553             -       194,487
 Intercompany                                          255,251      (269,575)      (56,793)       71,117             -
 Other assets                                           75,175       159,483        (1,494)     (201,808)       31,356
                                                    ------------------------------------------------------------------
  Total assets                                      $  513,028    $   48,282    $   57,465    $ (131,663)   $  487,112
                                                    ==================================================================


Current liabilities                                 $  165,573    $    1,492    $   23,828    $   (3,798)   $  187,095
 Long-term debt, less current portion                  199,707             -           811             -       200,518
 Other non-current liabilities                          16,923        11,233         3,271             -        31,427
                                                    ------------------------------------------------------------------
  Total liabilities                                    382,203        12,725        27,910        (3,798)      419,040

Shareholders' equity                                   130,825        35,557        29,555      (127,865)       68,072
                                                    ------------------------------------------------------------------
  Total liabilities and shareholders' equity        $  513,028    $   48,282    $   57,465    $ (131,663)   $  487,112
                                                    ==================================================================



FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2002
Net sales                                           $  117,398    $   62,585    $   56,332    $   (9,186)   $  227,129
Cost of products sold                                   88,080        51,143        42,866        (9,163)      172,926
                                                    ------------------------------------------------------------------
Gross profit                                            29,318        11,442        13,466           (23)       54,203
                                                    ------------------------------------------------------------------
Selling, general and administrative expenses            18,946         6,125        10,856             -        35,927
Amortization of intangibles                                117             2           144             -           263
                                                    ------------------------------------------------------------------
                                                        19,063         6,127        11,000             -        36,190
                                                    ------------------------------------------------------------------
Income from operations                                  10,255         5,315         2,466           (23)       18,013
Interest and debt expense                               14,179            76           229             -        14,484
Interest and other income                                3,495           116           107             -         3,718
                                                    ------------------------------------------------------------------
Income before income taxes                                (429)        5,355         2,344           (23)        7,247
Income tax expense                                         (92)        2,160           674            (9)        2,733
                                                    ------------------------------------------------------------------
Income before cumulative effect of
   accounting change                                      (337)        3,195         1,670           (14)        4,514
Cumulative effect of accounting change                       -        (1,930)       (6,070)            -        (8,000)
                                                    ------------------------------------------------------------------
Net (loss) income                                    $    (337)   $    1,265    $   (4,400)   $      (14)   $   (3,486)
                                                    ==================================================================



                                                                   Domestic      Foreign       Elimina-     Consoli-
(In thousands)                                        Parent     Subsidiaries  Subsidiaries      tions        dated
                                                    ------------------------------------------------------------------
FOR THE SIX MONTHS ENDED SEPTEMBER 29, 2002
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                       $    7,328    $   (6,090)   $     (583)   $        -    $      655
                                                    ------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of marketable securities, net                   1,184             -             -             -         1,184
Capital expenditures                                    (1,001)         (372)         (897)            -        (2,270)
Proceeds from sale of business                               -        15,950             -             -        15,950
Other                                                        -         1,879             -             -         1,879
                                                    ------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                              183        17,457          (897)            -        16,743

                                                    ------------------------------------------------------------------
FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
   line-of-credit agreements                           (12,049)      (11,551)          234             -       (23,366)
Repayment of debt                                         (432)            -        (1,099)            -        (1,531)
Other                                                   (1,385)            -             -             -        (1,385)
                                                    ------------------------------------------------------------------
Net cash used in financing activities                  (13,866)      (11,551)         (865)            -       (26,282)
Effect of exchange rate changes on cash                      4             4          (185)            -          (177)
                                                    ------------------------------------------------------------------
Net cash used in continuing operations                  (6,351)         (180)       (2,530)            -        (9,061)
Net cash provided by discontinued operations                 -           504             -             -           504
                                                    ------------------------------------------------------------------
Net change in cash and cash equivalents                 (6,351)          324        (2,530)            -        (8,557)
Cash and cash equivalents at beginning of period         8,024        (1,701)        6,745             -        13,068
                                                    ------------------------------------------------------------------
Cash and cash equivalents at end of period          $    1,673    $   (1,377)   $    4,215    $        -    $    4,511
                                                    ==================================================================


AS OF SEPTEMBER 30,  2001
Current assets:
 Cash and cash equivalents                          $      570    $   (3,393)   $    2,823    $        -    $        -
 Trade accounts receivable                              53,331        10,727        21,441             -        85,499
 Inventories                                            46,294        26,220        28,556          (962)      100,108
 Net current assets of discontinued operations               -        22,731             -             -        22,731
 Other current assets                                    5,903         1,289         3,692             -        10,884
                                                    ------------------------------------------------------------------
  Total current assets                                 106,098        57,574        56,512          (962)      219,222
 Property, plant, and equipment, net                    33,276        23,314        18,203             -        74,793
 Goodwill and other intangibles, net                    37,842       124,447        45,944             -       208,233
 Intercompany                                          123,354      (291,193)      (59,100)      226,939             -
 Net non-current assets of discontinued
    operations                                               -       113,998             -             -       113,998
 Other assets                                          226,025       161,070        (1,350)     (350,889)       34,856
                                                    ------------------------------------------------------------------
  Total assets                                      $  526,595    $  189,210    $   60,209    $ (124,912)   $  651,102
                                                    ==================================================================

Current liabilities                                 $   41,154    $   15,793    $   21,178    $   (3,118)   $   75,007
 Long-term debt, less current portion                  337,654                       3,884             -       341,538
 Other non-current liabilities                          15,946        14,887         2,979             -        33,812
                                                    ------------------------------------------------------------------
  Total liabilities                                    394,754        30,680        28,041        (3,118)      450,357

Shareholders' equity                                   131,841       158,530        32,168      (121,794)      200,745
                                                    ------------------------------------------------------------------
  Total liabilities and shareholders' equity        $  526,595    $  189,210    $   60,209    $ (124,912)   $  651,102
                                                    ==================================================================




                                                                   Domestic       Foreign      Elimina-     Consoli-
(In thousands)                                        Parent     Subsidiaries  Subsidiaries      tions        dated
                                                    ------------------------------------------------------------------
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
Net sales                                           $  111,779    $   97,173    $   53,764    $  (11,088)   $  251,628
Cost of products sold                                   80,723        76,933        40,405       (11,100)      186,961
                                                    ------------------------------------------------------------------
Gross profit                                            31,056        20,240        13,359            12        64,667
                                                    ------------------------------------------------------------------
Selling, general and administrative expenses            16,648         8,503         9,645             -        34,796
Restructuring charges                                    9,567              -            -             -         9,567
Amortization of intangibles                              1,093         3,243         1,206             -         5,542
                                                    ------------------------------------------------------------------
                                                        27,308        11,746        10,851             -        49,905
                                                    ------------------------------------------------------------------
Income from operations                                   3,748         8,494         2,508            12        14,762
Interest and debt expense                               15,891             -           290             -        16,181
Interest and other (expense) income                       (324)          113           129             -           (82)
                                                    ------------------------------------------------------------------
(Loss) income from continuing operations before
     income tax  (benefit) expense                     (12,467)        8,607         2,347            12        (1,501)
Income tax (benefit) expense                            (4,635)        4,619         1,061             5         1,050
                                                    ------------------------------------------------------------------
(Loss) income from continuing operations                (7,832)        3,988         1,286             7        (2,551)
Loss from discontinued operations                           -         (3,442)            -             -        (3,442)
                                                    ------------------------------------------------------------------
Net (loss) income                                   $   (7,832)   $      546    $    1,286    $        7    $   (5,993)
                                                    ==================================================================



FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
OPERATING ACTIVITIES:
Net cash (used in) provided by  operating
   activities                                       $   57,976    $  (24,931)   $     (786)   $        -    $   32,259
                                                    ------------------------------------------------------------------
INVESTING ACTIVITIES:
Purchase of marketable securities, net                     (25)            -             -             -           (25)
Capital expenditures                                    (1,673)         (116)       (1,393)            -        (3,182)
Other                                                        -           158             -             -           158
                                                    ------------------------------------------------------------------
Net cash used in investing activities                   (1,698)           42        (1,393)            -        (3,049)
                                                    ------------------------------------------------------------------
FINANCING ACTIVITIES:
Net (payments) borrowings under revolving
   line-of-credit agreements                           (64,000)       24,717          (408)            -       (39,691)
Repayment of debt                                         (555)            -            (4)            -          (559)
Dividends paid                                          (2,016)            -             -             -        (2,016)
Other                                                     (119)            -             -             -          (119)
                                                    ------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                          (66,690)       24,717          (412)            -       (42,385)
Effect of exchange rate changes on cash                    (35)            -           551             -           516
                                                    ------------------------------------------------------------------
Net cash used in continuing operations                 (10,447)         (172)       (2,040)            -       (12,659)
Net cash used in discontinued operations                     -        (1,356)            -             -        (1,356)
                                                    ------------------------------------------------------------------
Net change in cash and cash equivalents                (10,447)       (1,528)       (2,040)            -       (14,015)
Cash and cash equivalents at beginning of period        11,017        (1,865)        4,863             -        14,015
                                                    ------------------------------------------------------------------
Cash and cash equivalents at end of period          $      570    $   (3,393)   $    2,823    $        -    $        -
                                                    ==================================================================


11. The Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company's fiscal year beginning April 1, 2003. The Company is currently assessing the Statement and the impact, if any, that adoption will have on the consolidated financial statements.


     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, changes the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. As of September 29, 2002, this Statement has not had any impact on the consolidated financial statements.

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


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
Net sales in the fiscal 2002 quarter ended September 29, 2002 were $113,238, a decrease of $9,304 or 7.6% from the fiscal 2001 quarter ended September 30, 2001. Net sales for the six months ended September 29, 2002 were $227,129, a decrease of $24,499 or 9.7% from the six months ended September 30, 2001. Sales in the Products segment decreased by $6,186 or 6.0% from the previous year's quarter and $17,951 or 8.4% for the six months ended September 29, 2002 in comparison to the prior year period due to continued softness in all industrial markets (particularly domestically). Sales in the Solutions segment decreased 16.1% or $3,118 for the quarter and 16.9% or $6,548 for the six months ended September 29, 2002 when compared to the same periods in the prior year due to weak industrial markets. Sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each group:


                       THREE MONTHS ENDED SIX MONTHS ENDED
               SEPTEMBER 29,   SEPTEMBER 30,          CHANGE           SEPTEMBER 29,   SEPTEMBER 30,       CHANGE
                    2002            2001         AMOUNT       %          2002            2001         AMOUNT       %
                    ----            ----         ------       -          ----            ----         ------       -
                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Products         $  96,964       $ 103,150     $  (6,186)   (6.0)     $ 194,818       $ 212,769     $ (17,951)   (8.4)
Solutions           16,274          19,392        (3,118)  (16.1)        32,311          38,859        (6,548)  (16.9)
                 ---------       ---------     ---------              ---------       ---------     ---------
Net sales        $ 113,238       $ 122,542     $  (9,304)   (7.6)     $ 227,129       $ 251,628     $ (24,499)   (9.7)
                 =========       =========     =========              =========       =========     =========


The Company's gross profit margins were 23.5%, 25.5%, 23.9%, and 25.7% for the fiscal 2002 and 2001 quarters and the six-month periods ended September 29, 2002 and September 30, 2001, respectively. Gross profit margins in the Products segment were 24.9%, 27.3%, 25.2%, 27.9% for the fiscal 2002 and 2001 quarters and the six-month periods ended September 29, 2002 and September 30, 2001, respectively. Gross profit margins in the Solutions segment were 15.0%, 15.4%, 15.8%, 13.6% for the fiscal 2002 and 2001 quarters and the six-month periods ended September 29, 2002 and September 30, 2001, respectively. The decrease in all margins relative to the respective periods in the prior year, with the exception of the six-month period margin in the Solutions segment, is a combined result of decreased volume and lack of pricing increases to customers. The increase in margin in the six-month period for the Solutions segment is a function of an ease in competitive pricing in overseas markets and core business refocus in one domestic market.

Selling expenses were $11,662,  $10,940, $22,985, and $22,050 in the fiscal 2003 and 2002 quarters and the six-month periods then ended, respectively. As a percentage of consolidated net sales, selling expenses were 10.3%, 8.9%, 10.1%, and 8.8% in the fiscal 2003 and 2002 quarters and the six-month periods then ended, respectively. The increased selling expenses are the result of increased commissions, foreign exchange rates, and inflation.

General and administrative expenses were $6,238, $6,926, $12,942, and $12,746 in the fiscal 2003 and 2002 quarters and the six-month periods then ended, respectively. As a percentage of consolidated net sales, general and administrative expenses were 5.5%, 5.7%, 5.7% and 5.1% in the fiscal 2003 and 2002 quarters and the six-month periods then ended, respectively. The decrease in the current quarter is the result of a reclassification of general and administrative expense of crane builders to cost of products sold. The six-month period expenses are comparable as a result of the decrease from the reclassification of general and administrative expense of crane builders to cost of products sold being offset by an increase in product liability expense recorded by the Company's captive insurance company.

In conjunction with the continuation of its strategic integration process, the Company incurred restructuring charges of $727 and $9,567 in the fiscal 2002 quarter and the six-month period ended September 30, 2001, respectively. The charges for the quarter consist of costs associated with the closure of the Lister Bolt and Chain Division manufacturing facility in Richmond, British Columbia, Canada and year to date charges include those costs associated with the closure of the Forrest City, Arkansas plant as well. The charges consist mainly of property resolution and employee separation costs.

Amortization of intangibles was $134, $2,761, $263, and $5,542 in the fiscal 2003 and 2002 quarters and the six-month periods then ended, respectively. The decrease in amortization is reflective of the cessation of goodwill amortization in accordance with SFAS No. 142 beginning April 1, 2002.

Interest and debt expense was $7,207, $7,914, $14,484, and $16,181 in the fiscal 2003 and 2002 quarters and the six-month periods then ended, respectively. The fiscal 2003 decreases are the result of decreasing debt levels. As a percentage of consolidated net sales, interest and debt expense was 6.4%, 6.5%, 6.4%, and 6.4% in the fiscal 2003 and 2002 quarters and the six-month periods then ended, respectively.

Interest and other income (expense) was $225, $31, $3,718, and $(82) in the fiscal 2003 and 2002 quarters and the six-month periods then ended, respectively. The increase in the current fiscal year to date results is due to higher investment earnings, specifically realized gains, on assets in the Company's captive insurance company.

Income taxes as a percentage of income (loss) before income taxes were 34.8%, 86.3%, 37.7%, and (70.0)% in the fiscal 2003 and 2002 quarters and the six-month periods then ended, respectively. The percentages for fiscal 2002 differ from the U.S. statutory rate as a result of the effect of nondeductible amortization of goodwill resulting from acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

The Revolving Credit Facility provides availability up to $150 million, due March 31, 2003, against which $122.2 million was outstanding at September 29,
2002. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 400 basis points at October 31, 2002. The Revolving Credit Facility is secured by all equipment, inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The senior subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $199,468 net of original issue discount of $532 and are due March 31, 2008. Interest is payable semi-annually based on an effective rate of 8.45%, considering $1,902 of proceeds from rate hedging in advance of the placement. Provisions of the 8 1/2% Notes include, without limitation, restrictions of liens, indebtedness, asset sales, and dividends and other restricted payments. Prior to April 1, 2003, the 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at the Make-Whole Price (as defined in the 8 1/2% Notes agreement). On or after April 1, 2003, they are redeemable at prices declining annually to 100% on and after April 1, 2006. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require the Company to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain domestic subsidiaries and are not subject to any sinking fund requirements.

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

The interest rate swap is the only derivative instrument held by the Company. The net impact of the derivative instrument was an increase to other comprehensive income of $33 for the quarter ended September 29, 2002 and a decrease of $695, $97, and $572 for the quarter ended September 30, 2001, six-month period ended September 29, 2002, and six-month period ended September 30, 2001, respectively. The fair value of the derivative at September 29, 2002 was an $868 liability.

Since the Revolving Credit Facility expires on March 31, 2003, the Company is currently in the process of negotiating new debt instruments which are expected to be finalized in November 2002. The new debt instruments will place certain restrictions and covenants on the Company. The new debt instruments are believed to be sufficient to fund ongoing operations and budgeted capital expenditures for at least the next twelve months.

Net cash provided by operating activities was $655 for the six months ended September 29, 2002 compared to $32,259 for the six months ended September 30, 2001. The difference of $31,604 is due to changes in net working capital components particularly accounts receivable, inventories, and accounts payable.

Net cash provided by investing activities was $16,743 for the six months ended September 29, 2002 compared to net cash used in investing activities of $3,049 for the six months ended September 30, 2001 as a result of the proceeds from the sale of ASI and proceeds from the sale of assets held for sale.

Net cash used in financing activities was $26,282 for the six months ended September 29, 2002 compared to $42,385 for the six months ended September 30, 2001. The $16,103 change is the result of debt payments made from funds freed from working capital during the first six months of fiscal 2002 and excess cash on hand at the beginning of fiscal 2002.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 29, 2002 and September 30, 2001 were $2,270 and $3,182, respectively.

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


SEASONALITY AND QUARTERLY RESULTS

Quarterly results may be materially affected by the timing of large customer orders, by periods of high vacation and holiday concentrations, and by acquisitions and the magnitude of acquisition costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement, which is effective for the Company's fiscal year beginning April 1, 2003, may be adopted as of April 1, 2002. We are currently assessing the Statement and the impact, if any, that adoption will have on our consolidated financial statements.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, does change the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. As of September 29, 2002, this Statement has not had any impact on the consolidated financial statements.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the reported market risks since the end of Fiscal 2002.


Item 4.    Disclosure Controls and Procedures

As of September 29, 2002, an evaluation was performed under the supervision and with the participation of the Company's management including the chief executive and chief financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of September 29, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 29, 2002.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Changes in Securities - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders

           On August 19, 2002, the Annual Meeting of Shareholders was held and the following directors were elected:
                   12,524,951 votes cast for:         Herbert P. Ladds, Jr.;
                   12,512,907 votes cast for:         Timothy T. Tevens;
                   12,534,936 votes cast for:         Robert L. Montgomery, Jr.;
                   12,474,532 votes cast for:         L. David Black;
                   12,487,103 votes cast for:         Richard J. Fleming;
                   12,487,103 votes cast for:         Carlos Pasqual.

Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit 4.1 Sixth Supplemental Indenture among Columbus McKinnon Corporation, Audubon West, Inc., Crane Equipment & Service, Inc., LICO Steel, Inc., Yale Industrial Products, Inc., Audubon Europe S.a.r.l. and State Street Bank and Trust Company, N.A., as trustee, dated as of August 5, 2002.

           Exhibit 10.1     Twelfth  Amendment,  dated as of September 27, 2002,
                             to the Credit Agreement, dated as of March 31,
                            1998, among Columbus McKinnon Corporation, as the Borrower, the banks, financial institutions and other institutional lenders named therein, as Initial Lenders, Fleet National Bank, as the Initial Issuing Bank, Fleet National Bank, as the Swing Line Bank and Fleet National Bank, as the Administrative Agent.

           Exhibit 10.2     Second   Amendment   to    the   Columbus   McKinnon
                            Corporation 1995 Incentive Stock Option Plan, as amended and restated.

           Exhibit 10.3     Second   Amendment    to   the   Columbus   McKinnon
                            Corporation Restricted Stock Plan.

           Exhibit 10.4 Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan dated May 10, 2002.

           Exhibit 99.1     Certification of Chief Executive Officer

           Exhibit 99.2     Certification of Chief Financial Officer


           On August 26, 2002, the Company filed a Current Report on Form 8-K with respect to shareholders approval of amendments to its Incentive Stock Option and Restricted Stock Plans.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COLUMBUS MCKINNON CORPORATION
                                    -----------------------------------
                                    (Registrant)






Date: NOVEMBER 13, 2002             /S/ ROBERT L. MONTGOMERY, JR.
      ------------------            -----------------------------------
                                    Robert L. Montgomery, Jr.
                                    Executive Vice President and
                                      Chief Financial Officer (Principal
                                      Financial Officer)

                                  CERTIFICATION

I, Timothy T. Tevens, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Columbus McKinnon Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 8, 2002
/S/ TIMOTHY T. TEVENS
-----------------------
Timothy T. Tevens
Chief Executive Officer

                                  CERTIFICATION

I, Robert L. Montgomery, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Columbus McKinnon Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002
/S/ ROBERT L. MONTGOMERY
------------------------
Robert L. Montgomery
Chief Financial Officer