Form 10-Q
period 2002-12-29
YALE INDUSTRIAL PRODUCTS INC; AUTOMATIC SYSTEMS INC; LICO STEEL INC; COLUMBUS MCKINNON CORP
filed 2003-02-12
CIK 1062624, 1062623, 1062622, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended December 29, 2002
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                     to
                               -------------------    -------------------

Commission File Number:       0-27618
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): [X] Yes [ ] No


The number of shares of common stock outstanding as of January 31, 2003 was:
14,895,172 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                DECEMBER 29, 2002



                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              December 29, 2002 and March 31, 2002                           2

           Condensed  consolidated  statements of income and
              retained earnings - Three months and nine months
              ended December 29, 2002 and December 30, 2001                  3

           Condensed consolidated statements of cash flows -
              Nine months ended December 29, 2002 and December 30, 2001      4

           Condensed  consolidated  statements of  comprehensive
              income - Three months and nine months ended
              December 29, 2002 and December 30, 2001                        5

           Notes to condensed consolidated financial statements -
              December 29, 2002                                              6

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                       15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       19

Item 4.    Disclosure Controls and Procedures                               19


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                        20

Item 2.    Changes in Securities - none.                                    20

Item 3.    Defaults upon Senior Securities - none.                          20

Item 4.    Submission of Matters to a Vote of Security Holders - none.      20

Item 5.    Other Information - none.                                        20

Item 6.    Exhibits and Reports on Form 8-K                                 20

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                               DECEMBER 29,        MARCH 31,
                                                                                   2002              2002
                                                                                ----------        ----------
ASSETS:                                                                                (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $    5,869        $   13,068
      Trade accounts receivable                                                     82,509            82,266
      Inventories                                                                   91,376            89,656
      Net assets held for sale                                                       2,300             4,290
      Net current assets of discontinued operations                                      -            21,497
      Prepaid expenses                                                              10,277             8,543
                                                                                ----------        ----------
Total current assets                                                               192,331           219,320
Property, plant, and equipment, net                                                 67,437            70,742
Goodwill and other intangibles, net                                                199,303           200,801
Marketable securities                                                               21,630            24,634
Deferred taxes on income                                                             4,129             3,133
Other assets                                                                         1,714             5,665
                                                                                ----------        ----------
Total assets                                                                    $  486,544        $  524,295
                                                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $    2,599        $    2,518
      Trade accounts payable                                                        22,506            31,617
      Accrued liabilities                                                           25,999            39,533
      Restructuring reserve                                                            913               949
      Current portion of long-term debt                                              3,627           146,663
                                                                                ----------        ----------
Total current liabilities                                                           55,644           221,280
Senior debt, less current portion                                                  131,239             1,509
Subordinated debt                                                                  199,721           199,681
Other non-current liabilities                                                       29,550            30,214
                                                                                ----------        ----------
Total liabilities                                                                  416,154           452,684
                                                                                ----------        ----------
Shareholders' equity
      Common stock                                                                     149               149
      Additional paid-in capital                                                   104,765           104,920
      Accumulated deficit                                                          (18,495)          (12,536)
      ESOP debt guarantee                                                           (6,070)           (6,514)
      Unearned restricted stock                                                       (261)             (414)
      Accumulated other comprehensive loss                                          (9,698)          (13,994)
                                                                                ----------        ----------
Total shareholders' equity                                                          70,390            71,611
                                                                                ----------        ----------
Total liabilities and shareholders' equity                                      $  486,544        $  524,295
                                                                                ==========        ==========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        ------------------                  -----------------
                                                  DECEMBER 29,      DECEMBER 30,      DECEMBER 29,      DECEMBER 30,
                                                      2002              2001              2002              2001
                                                      ----              ----              ----              ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net sales                                         $   107,384       $   113,922       $   334,513       $   365,550
Cost of products sold                                  81,085            83,998           254,011           270,959
                                                  -----------       -----------       -----------       -----------
Gross profit                                           26,299            29,924            80,502            94,591
                                                  -----------       -----------       -----------       -----------

Selling expenses                                       12,033            10,419            35,018            32,469
General and administrative expenses                     5,281             6,476            18,223            19,222
Restructuring charges                                     840                (6)              840             9,561
Amortization of intangibles                               137             2,742               400             8,284
                                                  -----------       -----------       -----------       -----------
                                                       18,291            19,631            54,481            69,536
                                                  -----------       -----------       -----------       -----------

Income from operations                                  8,008            10,293            26,021            25,055
Interest and debt expense                               8,887             6,798            23,371            22,979
Interest and other (expense) income                    (2,399)              (77)            1,319              (159)
                                                  -----------       -----------       -----------       -----------
(Loss) income before income taxes                      (3,278)            3,418             3,969             1,917
Income tax (benefit) expense                             (805)            2,174             1,928             3,224
                                                  -----------       -----------       -----------       -----------
(Loss) income from continuing operations before
   cumulative effect of accounting change              (2,473)            1,244             2,041            (1,307)
Loss from discontinued operations                           -            (1,336)                -            (4,778)
                                                  -----------       -----------       -----------       -----------
(Loss) income before cumulative effect of
   accounting change                                   (2,473)              (92)            2,041            (6,085)
Cumulative effect of accounting change                      -                 -            (8,000)                -
                                                  -----------       -----------       ------------      -----------
Net loss                                               (2,473)              (92)           (5,959)           (6,085)
(Accumulated deficit) retained
   earnings - beginning of period                     (16,022)          116,797           (12,536)          124,806
Cash dividends of $0.00, $0.00, $0.00 and
   $0.14 per share                                          -                 -                 -            (2,016)
                                                  -----------       -----------       -----------       -----------
(Accumulated deficit) retained
   earnings - end of period                       $   (18,495)      $   116,705       $   (18,495)      $   116,705
                                                  ===========       ===========       ===========       ===========

Earnings per share data, basic and diluted:
   Continuing operations                          $     (0.17)      $      0.09       $      0.14       $     (0.09)
   Discontinued operations                                  -             (0.10)                -             (0.33)
   Cumulative effect of accounting change                   -                 -             (0.55)                -
                                                  -----------       -----------       -----------       -----------
   Basic and diluted net loss per share           $     (0.17)      $     (0.01)      $     (0.41)      $     (0.42)
                                                  ===========       ===========       ===========       ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
                                                                               DECEMBER 29,       DECEMBER 30,
                                                                                   2002               2001
                                                                                ----------        -----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Income (loss) from continuing operations before cumulative effect
   of accounting change                                                         $    2,041        $   (1,307)
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting change to net cash
   provided by operating activities:
     Depreciation and amortization                                                   8,470            17,535
     Deferred income taxes                                                            (499)            1,436
     Net gain on investments                                                        (1,025)                -
     Deferred financing costs amortization                                           3,008             1,099
     Changes in operating assets and liabilities:
           Trade accounts receivable                                                 3,966            13,464
           Inventories                                                               1,727            11,880
           Prepaid expenses                                                             34            (1,765)
           Other assets                                                              3,912               101
           Trade accounts payable                                                  (11,433)              338
           Accrued and non-current liabilities                                     (12,683)           (7,087)
                                                                                ----------        ----------
Net cash (used in) provided by operating activities of continuing operations        (2,482)           35,694
                                                                                ----------        ----------

INVESTING ACTIVITIES:
Sale (purchase) of marketable securities, net                                        1,221            (1,240)
Capital expenditures                                                                (3,623)           (3,966)
Proceeds from sale of businesses                                                    15,950                 -
Net assets held for sale                                                             1,990             4,267
                                                                                ----------        ----------
Net cash provided by (used in) investing activities of continuing operations        15,538              (939)
                                                                                ----------        ----------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit agreements                            (188,150)         (143,100)
Net borrowings under revolving line-of-credit agreements                           176,196            99,583
Repayment of debt                                                                   (1,675)           (2,798)
Deferred financing costs incurred                                                   (7,565)             (489)
Dividends paid                                                                           -            (2,016)
Other                                                                                  444               510
                                                                                ----------        ----------
Net cash used in financing activities of continuing operations                     (20,750)          (48,310)
Effect of exchange rate changes on cash                                                 (9)             (104)
                                                                                ----------        ----------
Net cash used in continuing operations                                              (7,703)          (13,659)
Cash provided by (used in) discontinued operations                                     504              (356)
                                                                                ----------        ----------
Net decrease in cash and cash equivalents                                           (7,199)          (14,015)
Cash and cash equivalents at beginning of period                                    13,068            14,015
                                                                                ----------        ----------
Cash and cash equivalents at end of period                                      $    5,869        $        -
                                                                                ==========        ==========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          ------------------                -----------------
                                                      DECEMBER 29,   DECEMBER 30,       DECEMBER 29,   DECEMBER 30,
                                                          2002           2001              2002            2001
                                                          ----           ----              ----            ----
                                                                              (IN THOUSANDS)

Net loss                                              $   (2,473)      $      (92)      $   (5,959)      $   (6,085)
                                                      ----------       ----------       ----------       ----------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                2,452           (1,399)           6,559              493
   Unrealized gain (loss) on derivatives
     qualifying as hedges                                    145              (22)              48             (594)
   Unrealized gains (losses) on investments:
     Unrealized holding gains (losses) arising
       during the period                                     191            1,080           (2,244)            (224)
     Reclassification adjustment for
       losses (gains) included in net income               1,888              235              (67)             650
                                                      ----------       ----------       ----------       ----------
                                                           2,079            1,315           (2,311)             426
                                                      ----------       ----------       ----------       ----------
Total other comprehensive income (loss)                    4,676             (106)           4,296              325
                                                      ----------       ----------       ----------       ----------
Comprehensive income (loss)                           $    2,203       $     (198)      $   (1,663)      $   (5,760)
                                                      ==========       ==========       ==========       ==========



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 29, 2002


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 29, 2002, and the results of its operations and its cash flows for the three and nine-month periods ended December 29, 2002 and December 30, 2001, have been included. Results for the period ended December 29, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2002.

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


2.   Inventories consisted of the following:
                                                DECEMBER 29,       MARCH 31,
                                                    2002              2002
                                                 ----------        ----------
                                                        (IN THOUSANDS)
     At cost - FIFO basis:
          Raw materials......................    $   46,732        $   48,477
          Work-in-process....................        17,461            13,735
          Finished goods.....................        34,620            34,417
                                                 ----------        ----------
                                                     98,813            96,629
     LIFO cost less than FIFO cost...........        (7,437)           (6,973)
                                                 ----------        ----------
     Net inventories   ......................    $   91,376        $   89,656
                                                 ==========        ==========

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


3.   Property,  plant,  and equipment is net of $77,487,000  and  $69,417,000 of
     accumulated   depreciation  at  December  29,  2002  and  March  31,  2002,
     respectively.

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

     The Company completed its transitional goodwill impairment test for SFAS No. 142 during the quarter ended September 29, 2002. Related to the adoption of SFAS No. 142, the Company recorded a one-time, noncash charge of $8,000,000 to reduce the carrying value of its goodwill as of April 1, 2002. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The impairment charge was related to the Cranebuilder reporting unit in the Products segment and the Univeyor reporting unit in the Solutions segment. Upon finalization of the transitional goodwill impairment test, goodwill was reallocated amongst reporting units. The Company will perform its annual impairment review during the fourth quarter of each year commencing in the fourth quarter of Fiscal 2003. The Company would record any future impairment charges as a component of operating income.

     Based on the continued recession in the industrial economy as well as the decline in the current market capitalization of Columbus McKinnon as implied by the Company's stock price, management believes that it is possible that a significant goodwill impairment has occurred as of December 29, 2002. At this time, management is unable to reasonably estimate the magnitude of such impairment. The factors that will affect the magnitude of the potential impairment include management's assessment of future operating performance of the Company and management's determination of the appropriate discount rate as reflective of the premium for equity risk associated with Columbus McKinnon Corporation. Any impairment would be non-cash in nature and, therefore, is not expected to affect the Company's liquidity or result in non-compliance with any debt covenants, including minimum net worth.

     A summary of changes in goodwill during the first nine months of Fiscal 2003 by business segment is as follows:

                          MARCH 31,      RECLASSIFICATIONS                       DECEMBER 29,
                            2002          AND TRANSLATION     IMPAIRMENTS            2002
                            ----           ------------       ------------           ----
                                                    (IN THOUSANDS)
Products                $    165,295       $     25,081       $     (1,930)      $    188,446
Solutions                     30,360            (23,139)            (6,070)             1,151
                        ------------       ------------       ------------       ------------
Total                   $    195,655       $      1,942       $     (8,000)      $    189,597
                        ============       ============       ============       ============

     As of December 29, 2002, the gross balance of deferred financing costs is $10,525,000 and accumulated amortization is $2,048,000. Other intangibles have a net value of $1,229,000.

     During the fiscal 2003 third quarter, the Company incurred approximately $5.9 million of deferred financing costs related to its new credit facility. Also during the third quarter, the Company wrote off approximately $1.2 million of deferred costs related to the old credit facility and recorded that charge as interest and debt expense.

     No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142.

     The following table presents the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of April 1, 2001.

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                               DECEMBER 29,    DECEMBER 30,
                                                                   2002            2001
                                                                   ----            ----
                                                                      (IN THOUSANDS)
     Reported income (loss) from continuing operations           $  2,041        $ (1,307)
     Goodwill amortization add-back, net of tax                         -           7,648
                                                                 --------        --------
     Adjusted income from continuing operations                  $  2,041        $  6,341
                                                                 ========        ========

     Reported income (loss) from continuing operations
        per share - basic and diluted                            $   0.14        $  (0.09)
     Goodwill amortization add-back                                     -            0.53
                                                                 --------        --------
     Adjusted income from continuing operations
        per share - basic and diluted                            $   0.14        $   0.44
                                                                 ========        ========

     Amortization expense is estimated to be $4,000,000 for fiscal 2003 including $525,000 of amortization reflected on the amortization of intangibles line and $3,475,000 of amortization of deferred financing costs shown on the interest and debt expense line on the financial statements. Amortization expense is estimated to be $2,365,000 for each of the four succeeding fiscal years thereafter including $500,000 of amortization reflected on the amortization of intangibles line and $1,865,000 of amortization of deferred financing costs shown on the interest and debt expense line on the financial statements.

     Goodwill and other  intangibles  is net of $54,814,000  and  $58,343,000 of
     accumulated   amortization  at  December  29,  2002  and  March  31,  2002,
     respectively.

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

6. On November 27, 2002, the Company refinanced its existing credit facility. The new credit facility consists of a $100 million senior secured credit facility and a $70 million Senior Second Secured Term Loan. The senior secured credit facility is comprised of a $67 million Revolving Credit Facility and a $33 million Term Loan. The Revolving Credit Facility provides availability up to $67 million and is due March 31, 2007. Maximum availability, as based on the underlying collateral, at December 29, 2002 amounted to $55.7 million which is reduced by outstanding borrowings of $30.9 million, outstanding letters of credit of $7.9 and other reserve holdbacks of $2.5 leaving actual availability at $14.4 million. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 275 or 150 basis points at December 29, 2002, respectively. The Revolving Credit Facility is secured by all inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The Term Loan amounting to $33 million amortizes quarterly over a seven-year amortization period beginning on April 1, 2003 and matures on March 31, 2007. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 325 basis points at December 29, 2002. The Term Loan is secured by all equipment and real property. The Senior Second Secured Term Loan amounting to $70 million is due in May 2007 ($60 million) and November 2007 ($10 million), has no scheduled amortization, and is prepayable at the Company's option without penalty. Interest is payable at 11.5% in the first year and increases annually for the three succeeding years at a rate of 0.5% per year. In addition, payment in kind interest is also due annually at a rate of 1.25%. The Senior Second Secured Term Loan is secured by a secondary interest in all inventory, receivables, equipment and real property, subsidiary stock (limited to 65% for foreign subsidiaries), and intellectual property. The credit facility places certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments.

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

     The interest rate swap is the only derivative instrument held by the Company. The net impact of the derivative instrument was an increase to other comprehensive income of $145,000 for the quarter ended December 29, 2002 versus a decrease to other comprehensive income of $22,000 for the quarter ended December 30, 2001. For the nine-month periods ended December 29, 2002 and December 30, 2001, the net impact of the derivative instrument was an increase to other comprehensive income of $48,000 versus a decrease to other comprehensive income of $594,000, respectively. The fair value of the derivative at December 29, 2002 was a $626,000 liability.

     The carrying amount of the Company's senior debt instruments approximates the fair value. The Company's subordinated debt has an approximate fair value of $145,000,000 based on quoted market prices, which is less than its carrying amount of $199,721,000.

7. The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       ------------------                -----------------
                                                  DECEMBER 29,    DECEMBER 30,      DECEMBER 29,    DECEMBER 30,
                                                      2002            2001              2002            2001
                                                      ----            ----              ----            ----
                                                                          (IN THOUSANDS)
Numerator for basic and diluted earnings per share:
  Net loss                                          $ (2,473)       $    (92)         $ (5,959)       $ (6,085)
                                                    ========        ========          ========        ========

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS                       14,502          14,423            14,489          14,407

  Effect of dilutive employee stock options                -               -                 -               -
                                                    --------        --------          --------        --------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                      14,502          14,423            14,489          14,407
                                                    ========        ========          ========        ========



8. Income tax expense for the three and nine-month periods ended December 29, 2002 varies from the customary relationship between income tax (benefit) expense and (loss) income before income taxes due to jurisdictional mix. Income tax expense for the three and nine-month periods ended December 30, 2001 exceeds the customary relationship between income tax expense and income (loss) before income taxes due to nondeductible amortization of goodwill of $2,406,000 and $7,125,000, respectively.

9. As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Solutions segment sells engineered material handling systems such as conveyors, manipulators, and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The accounting policies of the segments are the same as those described in note 1. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units prior to the effects of amortization.

     Segment information as of and for the nine months ended December 29, 2002 and December 30, 2001, is as follows:

                                                                            NINE MONTHS ENDED DECEMBER 29, 2002
                                                                            -----------------------------------
                                                                        PRODUCTS          SOLUTIONS           TOTAL
                                                                       -----------       -----------       -----------
                                                                                       (IN THOUSANDS)
     Sales to external customers......................                 $   286,295       $    48,218       $   334,513
     Operating income before amortization
        and restructuring charges.....................                      26,531               730            27,261
     Depreciation and amortization....................                       7,701               769             8,470
     Total assets.....................................                     418,988            67,556           486,554
     Capital expenditures.............................                       2,959               664             3,623



                                                                            NINE MONTHS ENDED DECEMBER 30, 2001
                                                                            -----------------------------------
                                                                        PRODUCTS          SOLUTIONS           TOTAL
                                                                       -----------       -----------       -----------
                                                                                       (IN THOUSANDS)
     Sales to external customers......................                 $   308,359       $    57,191       $   365,550
     Operating income before amortization
        and restructuring charges.....................                      41,566             1,334            42,900
     Depreciation and amortization....................                      15,276             2,259            17,535
     Total assets.....................................                     433,864            68,910           502,774
     Capital expenditures.............................                       3,229               737             3,966


     The following schedule provides a reconciliation of operating income before amortization with (loss) income before income taxes:

                                                                                        NINE MONTHS ENDED
                                                                                        -----------------
                                                                               DECEMBER 29,           DECEMBER 30,
                                                                                   2002                   2001
                                                                                   ----                   ----
                                                                                          (IN THOUSANDS)
          Operating income before amortization.............................     $    27,261            $   42,900
          Restructuring charges............................................            (840)               (9,561)
          Amortization of intangibles......................................            (400)               (8,284)
          Interest and debt expense........................................         (23,371)              (22,979)
          Interest income and other (expense) income.......................           1,319                  (159)
                                                                                -----------            ----------
          Income before income taxes.......................................     $     3,969            $    1,917
                                                                                ===========            ==========

10. The summary financial information of the parent, domestic subsidiaries (guarantors) and foreign subsidiaries (nonguarantors of the 8.5% senior subordinated notes) follows:


                                                                  Domestic      Foreign       Elimina-     Consoli-
(In thousands)                                       Parent     Subsidiaries  Subsidiaries     tions         dated
                                                   ------------------------------------------------------------------
AS OF DECEMBER 29, 2002
Current assets:
 Cash and cash equivalents                         $    2,169    $     (935)   $    4,635    $        -    $    5,869
 Trade accounts receivable                             54,254         2,916        25,339             -        82,509
 Inventories                                           43,674        20,854        27,820          (972)       91,376
 Net assets held for sale                               2,300             -             -             -         2,300
 Other current assets                                   6,594        (1,411)        5,094             -        10,277
                                                   ------------------------------------------------------------------
  Total current assets                                108,991        21,424        62,888          (972)      192,331
 Property, plant, and equipment, net                   32,768        16,648        18,021             -        67,437
 Goodwill and other intangibles, net                   40,562       119,117        39,624             -       199,303
 Intercompany                                         102,315      (130,273)      (41,254)       69,212             -
 Other assets                                         202,437       156,992        (1,569)     (330,387)       27,473
                                                   ------------------------------------------------------------------
  Total assets                                     $  487,073    $  183,908    $   77,710    $ (262,147)   $  486,544
                                                   ==================================================================


Current liabilities                                $   27,130    $    9,192    $   25,025    $   (5,703)   $   55,644
 Long-term debt, less current portion                 314,100             -        16,860             -       330,960
 Other non-current liabilities                         14,769        11,252         3,529             -        29,550
                                                   ------------------------------------------------------------------
  Total liabilities                                   355,999        20,444        45,414        (5,703)      416,154

Shareholders' equity                                  131,074       163,464        32,296      (256,444)       70,390
                                                   ------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  487,073    $  183,908    $   77,710    $ (262,147)   $  486,544
                                                   ==================================================================




FOR THE NINE MONTHS ENDED DECEMBER 29, 2002
Net sales                                          $  171,014    $   92,329    $   84,995    $  (13,825)   $  334,513
Cost of products sold                                 126,770        76,306        64,737       (13,802)      254,011
                                                   ------------------------------------------------------------------
Gross profit                                           44,244        16,023        20,258           (23)       80,502
                                                   ------------------------------------------------------------------
Selling, general and administrative expenses           26,985         9,788        16,468             -        53,241
Restructuring charges                                       -             -           840             -           840
Amortization of intangibles                               178             2           220             -           400
                                                   ------------------------------------------------------------------
                                                       27,163         9,790        17,528             -        54,481
                                                   ------------------------------------------------------------------
Income from operations                                 17,081         6,233         2,730           (23)       26,021
Interest and debt expense                              22,839           122           410             -        23,371
Interest and other income                                 920           246           153             -         1,319
                                                   ------------------------------------------------------------------
(Loss) income before income tax (benefit) expense      (4,838)        6,357         2,473           (23)        3,969
Income tax (benefit) expense                           (1,141)        2,557           521            (9)        1,928
                                                   ------------------------------------------------------------------
(Loss) income from continuing operations               (3,697)        3,800         1,952           (14)        2,041
Income (loss) from discontinued operations              1,278        (1,278)            -             -             -
Cumulative effect of accounting change                      -        (1,930)       (6,070)            -        (8,000)
                                                   ------------------------------------------------------------------
Net (loss) income                                  $   (2,419)   $      592    $   (4,118)   $      (14)   $   (5,959)
                                                   ==================================================================








                                                                  Domestic      Foreign       Elimina-     Consoli-
(In thousands)                                       Parent     Subsidiaries  Subsidiaries     tions         dated
                                                   ------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 29, 2002
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $   17,983    $   (5,721)   $  (14,744)   $        -    $   (2,482)
                                                   ------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                  1,221             -             -             -         1,221
Capital expenditures                                   (1,427)         (411)       (1,785)            -        (3,623)
Proceeds from sale of business                              -        15,950             -             -        15,950
Other                                                       -         1,990             -             -         1,990
                                                   ------------------------------------------------------------------
Net cash provided by (used in) investing
   activities                                            (206)       17,529        (1,785)            -        15,538
                                                   ------------------------------------------------------------------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit
   agreements                                        (176,530)      (11,551)          (69)            -      (188,150)
Net borrowings under revolving line-of-credit
   agreements                                         160,196             -        16,000             -       176,196
Repayment of debt                                        (535)            -        (1,140)            -        (1,675)
Deferred financing costs incurred                      (7,200)            -          (365)            -        (7,565)
Other                                                     444             -             -             -           444
                                                   ------------------------------------------------------------------
Net cash (used in) provided by financing
   activities                                         (23,625)      (11,551)       14,426             -       (20,750)
Effect of exchange rate changes on cash                    (7)            5            (7)            -            (9)
                                                   ------------------------------------------------------------------
Net cash (used in) provided by continuing
   operations                                          (5,855)          262        (2,110)            -        (7,703)
Net cash provided by discontinued operations                -           504             -             -           504
                                                   ------------------------------------------------------------------
Net change in cash and cash equivalents                (5,855)          766        (2,110)            -        (7,199)
Cash and cash equivalents at beginning of period        8,024        (1,701)        6,745             -        13,068
                                                   ------------------------------------------------------------------
Cash and cash equivalents at end of period         $    2,169    $     (935)   $    4,635    $        -    $    5,869
                                                   ==================================================================


AS OF DECEMBER 30,  2001
Current assets:
 Cash and cash equivalents                         $   (1,421)   $   (1,418)   $    2,839    $        -    $        -
 Trade accounts receivable                             53,141         9,740        23,126             -        86,007
 Inventories                                           44,959        25,447        27,583          (975)       97,014
 Net assets held for sale                                   -             3             -             -             3
 Net current assets of discontinued operations              -        34,112             -             -        34,112
 Other current assets                                   5,013        (1,730)        4,110             -         7,393
                                                   ------------------------------------------------------------------
  Total current assets                                101,692        66,154        57,658          (975)      224,529
 Property, plant, and equipment, net                   33,802        21,320        17,238             -        72,360
 Goodwill and other intangibles, net                   37,041       122,838        44,932             -       204,811
 Intercompany                                         131,637      (298,498)      (58,648)      225,509             -
 Net non-current assets of discontinued
    operations                                              -       112,664             -             -       112,664
 Other assets                                         226,372       160,753        (1,020)     (350,919)       35,186
                                                   ------------------------------------------------------------------
  Total assets                                     $  530,544     $ 185,231    $   60,160    $ (126,385)   $  649,550
                                                   ==================================================================


Current liabilities                                 $  36,180     $  13,552     $  24,473    $   (4,553)   $   69,652
 Long-term debt, less current portion                 345,468             -         1,767             -       347,235
 Other non-current liabilities                         15,580        13,443         2,906             -        31,929
                                                   ------------------------------------------------------------------
  Total liabilities                                   397,228        26,995        29,146        (4,553)      448,816

Shareholders' equity                                  133,316       158,236        31,014      (121,832)      200,734
                                                   ------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  530,544     $ 185,231     $  60,160    $ (126,385)   $  649,550
                                                   ==================================================================




                                                                  Domestic      Foreign      Elimina-      Consoli-
(In thousands)                                       Parent     Subsidiaries  Subsidiaries     tions         dated
                                                   ------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 30, 2001
Net sales                                          $  165,613    $  136,311    $   79,610    $  (15,984)   $  365,550
Cost of products sold                                 118,926       108,228        59,788       (15,983)      270,959
                                                   ------------------------------------------------------------------
Gross profit                                           46,687        28,083        19,822            (1)       94,591
                                                   ------------------------------------------------------------------
Selling, general and administrative expenses           24,556        12,580        14,555             -        51,691
Restructuring charges                                   9,561             -             -             -         9,561
Amortization of intangibles                             1,621         4,851         1,812             -         8,284
                                                   ------------------------------------------------------------------
                                                       35,738        17,431        16,367             -        69,536
                                                   ------------------------------------------------------------------
Income from operations                                 10,949        10,652         3,455            (1)       25,055
Interest and debt expense                              22,576             -           403             -        22,979
Interest and other (expense) income                      (517)          170           188             -          (159)
                                                   ------------------------------------------------------------------
(Loss) income from continuing operations before
     income tax  (benefit) expense                    (12,144)       10,822         3,240            (1)        1,917
Income tax (benefit) expense                           (4,601)        6,135         1,690             -         3,224
                                                   ------------------------------------------------------------------
(Loss) income from continuing operations               (7,543)        4,687         1,550            (1)       (1,307)
Loss from discontinued operations                           -        (4,778)            -             -        (4,778)
                                                   ------------------------------------------------------------------
Net (loss) income                                  $   (7,543)   $      (91)   $    1,550    $       (1)   $   (6,085)
                                                   ==================================================================



FOR THE NINE MONTHS ENDED DECEMBER 30, 2001
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities                                      $   51,475    $  (16,670)   $    1,822    $     (933)   $   35,694
                                                   ------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                 (1,240)            -             -             -        (1,240)
Capital expenditures                                   (3,759)          866        (1,073)            -        (3,966)
Net assets held for sale                                    -         4,267             -             -         4,267
                                                   ------------------------------------------------------------------
Net cash (used in) provided by investing
   activities                                          (4,999)        5,133        (1,073)            -          (939)
                                                   ------------------------------------------------------------------

FINANCING ACTIVITIES:
Net payments under revolving line-of-credit
agreements                                           (143,100)            -             -             -      (143,100)
Net borrowings under revolving line-of-credit
agreements                                             86,900        12,340           343             -        99,583
Repayment of debt                                        (703)            -        (2,095)            -        (2,798)
Deferred financing costs incurred                        (489)            -             -             -          (489)
Dividends paid                                         (2,016)            -          (933)          933        (2,016)
Other                                                     510             -             -             -           510
                                                   ------------------------------------------------------------------
Net cash (used in) provided by financing
   activities                                         (58,898)       12,340        (2,685)          933       (48,310)
Effect of exchange rate changes on cash                   (16)            -           (88)            -          (104)
                                                   ------------------------------------------------------------------
Net cash (used in) provided by continuing
   operations                                         (12,438)          803        (2,024)            -       (13,659)
Net cash used in discontinued operations                    -          (356)            -             -          (356)
                                                   ------------------------------------------------------------------
Net change in cash and cash equivalents               (12,438)          447        (2,024)            -       (14,015)
Cash and cash equivalents at beginning of period       11,017        (1,865)        4,863             -        14,015
                                                   ------------------------------------------------------------------
Cash and cash equivalents at end of period         $   (1,421)   $   (1,418)   $    2,839    $        -    $        -
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

     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, changes the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. As of December 29, 2002, this Statement has not had any impact on the consolidated financial statements.

     The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. The statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement changes the requirements for recognition of a liability for a cost associated with an exit or disposal activity. Under EITF 94-3, a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, a liability for an exit cost or disposal activity is recognized when the liability is incurred. SFAS No. 144 is effective for exit or disposal activities that are initiated after December 31, 2002. As of December 29, 2002, this Statement has not had any impact on the consolidated financial statements. This statement will result in the delay of recognition of certain restructuring charges associated with the Company's reorganization plans.

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


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001

Consolidated net sales and sales in the individual segments were as follows, in thousands of dollars and with percentage changes for each group:

                                THREE MONTHS ENDED                             NINE MONTHS ENDED
                                ------------------                             -----------------
                  DEC. 29,    DEC. 30,           CHANGE          DEC. 29,    DEC. 30,           CHANGE
                    2002        2001        AMOUNT       %         2002        2001        AMOUNT       %
                    ----        ----        ------       -         ----        ----        ------       -
                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Products         $  91,477   $  95,590    $  (4,113)   (4.3)    $ 286,295   $ 308,359    $ (22,064)   (7.2)
Solutions           15,907      18,332       (2,425)  (13.2)       48,218      57,191       (8,973)  (15.7)
                 ---------   ---------    ---------             ---------   ---------    ---------
Net sales        $ 107,384   $ 113,922    $  (6,538)   (5.7)    $ 334,513   $ 365,550    $ (31,037)   (8.5)
                 =========   =========    =========             =========   =========    =========

Net sales in the fiscal 2003 quarter ended December 29, 2002 were $107,384, a decrease of $6,538 or 5.7% from the fiscal 2002 quarter ended December 30, 2001. Net sales for the nine months ended December 29, 2002 were $334,513, a decrease of $31,037 or 8.5% from the nine months ended December 30, 2001. Sales in the Products segment decreased by $4,113 or 4.3% from the previous year's quarter and $22,064 or 7.2% for the nine months ended December 29, 2002 in comparison to the prior year period due to continued softness in all industrial markets (particularly domestically). Sales in the Solutions segment decreased 13.2% or $2,425 for the quarter and 15.7% or $8,973 for the nine months ended December 29, 2002 when compared to the same periods in the prior year due to weak industrial markets.

Gross profits and gross profit margins by operating segment were as follows, in thousands of dollars:

                                       THREE MONTHS ENDED                            NINE MONTHS ENDED
                                       ------------------                            -----------------
                                DEC. 29, 2002       DEC. 30, 2001           DEC. 29, 2002         DEC. 30,2001
                                -------------       -------------           -------------         ------------
                                 $         %         $         %             $         %           $         %
                                 -         -         -         -             -         -           -         -
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Products                     $  24,285   26.5    $  26,834   28.1        $  73,383   25.6      $  86,228   28.0
Solutions                        2,014   12.7        3,090   16.9            7,119   14.8          8,363   14.6
                             ---------           ---------               ---------             ---------   ----
   Total Gross Profit        $  26,299   24.5    $  29,924   26.3        $  80,502   24.1      $  94,591   25.9
                             =========           =========               =========             =========   ====

The decrease in all gross profit margins relative to the respective periods in the prior year, with the exception of the nine-month period margin in the Solutions segment, is the combined result of decreased volume and competitive pricing pressure with limited ability to achieve widespread price increases. The slight increase in gross profit margin in the nine-month period for the Solutions segment is a function of ease in competitive pricing in overseas markets and core business refocus in one domestic market.

Selling expenses were $12,033,  $10,419,  $35,018 and $32,469 in the fiscal 2003 and 2002 quarters and the nine-month periods then ended, respectively. As a percentage of consolidated net sales, selling expenses were 11.2%, 9.1%, 10.5%, and 8.9% in the fiscal 2003 and 2002 quarters and the nine-month periods then ended, respectively. The increased selling expenses are the result of increased commissions, foreign exchange rates, new sales offices for international operations and inflation.

General and administrative expenses were $5,281, $6,476, $18,223 and $19,222 in the fiscal 2003 and 2002 quarters and the nine-month periods then ended, respectively. As a percentage of consolidated net sales, general and administrative expenses were 4.9%, 5.7%, 5.4% and 5.3% in the fiscal 2003 and 2002 quarters and the nine-month periods then ended, respectively. The decrease in the current quarter is the result of a reclassification of general and administrative expense of crane builders to cost of products sold and a decrease in product liability expense recorded by the Company's captive insurance company. The nine-month period expense decrease is a result of the decrease from the reclassification of general and administrative expense of crane builders to cost of products sold being offset by an increase for consulting projects, product liability expense, and inflation.

The Company incurred restructuring charges as a result of its strategic integration process of $840 in November of 2002 related to the discontinuance of production at its CM Ltd. manufacturing facility in Cobourg, Ontario, Canada; $727 in September 2001 associated with the closure of the Lister Bolt and Chain Division manufacturing facility in Richmond, British Columbia, Canada; and $8,840 in June 2001 from the closure of the Forrest City, Arkansas plant. The charges consist mainly of property resolution and employee separation costs.

Amortization of intangibles was $137, $2,742, $400 and $8,284 in the fiscal 2003 and 2002 quarters and the nine-month periods then ended, respectively. The decrease in amortization in the current year periods is reflective of the cessation of goodwill amortization in accordance with SFAS No. 142 beginning April 1, 2002.

Interest and debt expense was $8,887, $6,798, $23,371 and $22,979 in the fiscal 2003 and 2002 quarters and the nine-month periods then ended, respectively. The fiscal 2003 third quarter increase is the result of the write-off of $1.2 million in deferred financing costs related to the previous credit facility and the increased borrowing rates associated with the new credit facility. As a percentage of consolidated net sales, interest and debt expense was 8.3%, 6.0%, 7.0% and 6.3% in the fiscal 2003 and 2002 quarters and the nine-month periods then ended, respectively.

Interest and other (expense) income was ($2,399), ($77), $1,319 and ($159) in the fiscal 2003 and 2002 quarters and the nine-month periods then ended, respectively. The decrease in the current quarter is the result of $1,172 realized loss on assets in the Company's captive insurance company and the recognition of a pre-tax charge to earnings of $1,732 in accordance with FAS No. 115 to reduce the cost bases of certain equity securities since it was determined that the unrealized losses on those securities was other than temporary in nature. The nine-month period results for the current year are reflective of a portfolio liquidation in April 2002 of assets in the Company's captive insurance company at a gain of $3.5 million.

Income taxes as a percentage of (loss) income before income taxes were 24.6%, 63.6%, 48.6% and 168.2% in the fiscal 2003 and 2002 quarters and the nine-month periods then ended, respectively. The percentages for fiscal 2003 vary from the U.S. statutory rate due to jurisdictional mix. The percentages for fiscal 2002 differ from the U.S. statutory rate as a result of the effect of nondeductible amortization of goodwill resulting from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

On November 27, 2002, the Company refinanced its existing credit facility. The new credit facility consists of a $100 million senior secured credit facility and a $70 million Senior Second Secured Term Loan. The senior secured credit facility is comprised of a $67 million Revolving Credit Facility and a $33 million Term Loan. The Revolving Credit Facility provides availability up to $67 million and is due March 31, 2007. Maximum availability, as based on the underlying collateral, at December 29, 2002 amounted to $55.7 million which is reduced by outstanding borrowings of $30.9 million, outstanding letters of credit of $7.9 and other reserve holdbacks of $2.5 leaving actual availability at $14.4 million. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company's leverage ratio amounting to 275 or 150 basis points at December 29, 2002, respectively. The Revolving Credit Facility is secured by all inventory, receivables, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The Term Loan amounting to $33 million amortizes quarterly over a seven-year amortization period beginning on April 1, 2003 and matures on March 31, 2007. Interest is payable at varying Eurodollar rates based on LIBOR plus a spread determined by the Company's leverage ratio amounting to 325 basis points at December 29, 2002. The Term Loan is secured by all equipment and real property. The Senior Second Secured Term Loan amounting to $70 million is due in May 2007 ($60 million) and November 2007 ($10 million), has no scheduled amortization, and is prepayable at the Company's option without penalty. Interest is payable at 11.5% in the first year and increases annually for the three succeeding years at a rate of 0.5% per year. In addition, payment in kind interest is also due annually at a rate of 1.25%. The Senior Second Secured Term Loan is secured by a secondary interest in all inventory, receivables, equipment and real property, subsidiary stock (limited to 65% for foreign subsidiaries), and intellectual property. The credit facility places certain debt covenant restrictions on the Company including certain financial requirements and a restriction on dividend payments.

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

The Company believes that its cash on hand, cash flows, and borrowing capacity under its revolving credit facility will be sufficient to fund its ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of the Company's current business plan which is focused on cash generation for debt repayment. The business plan includes continued implementation of lean manufacturing, facility rationalization projects, divestiture of excess facilities, and improving working capital components, including inventory reductions.

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

The interest rate swap is the only derivative instrument held by the Company. The net impact of the derivative instrument was an increase to other comprehensive income of $145,000 for the quarter ended December 29, 2002 versus a decrease to other comprehensive income of $22,000 for the quarter ended December 30, 2001. For the nine-month periods ended December 29, 2002 and December 30, 2001, the net impact of the derivative instrument was an increase to other comprehensive income of $48,000 versus a decrease to other comprehensive income of $594,000, respectively. The fair value of the derivative at December 29, 2002 was a $626,000 liability.

Net cash used in operating activities was $2,482 for the nine months ended December 29, 2002 compared to net cash provided by operating activities of $35,694 for the nine months ended December 30, 2001. The difference of $38,176 is due to the decline in operating performance in the current year and changes in net working capital components particularly accounts receivable, inventories, accounts payable, and accrued liabilities.

Net cash provided by investing activities was $15,538 for the nine months ended December 29, 2002 compared to net cash used in investing activities of $939 for the nine months ended December 30, 2001 with the difference primarily the result of the proceeds from the sale of ASI.

Net cash used in financing activities was $20,750 for the nine months ended December 29, 2002 compared to $48,310 for the nine months ended December 30, 2001. The $27,560 change is the result of debt payments made from funds freed from working capital during the first nine months of fiscal 2002 and excess cash on hand at the beginning of fiscal 2002.


CAPITAL EXPENDITURES

In addition to keeping its current equipment and plants properly maintained, the Company is committed to replacing, enhancing, and upgrading its property, plant, and equipment to reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 29, 2002 and December 30, 2001 were $3,623 and $3,966, respectively.


FOREIGN EXCHANGE, INFLATION, AND OTHER MARKET CONDITIONS

The Company's international operations account for about ten to twenty percent of our annual business segment operating profit. Operating in international markets involves exposure to movements in foreign exchange rates, primarily the euro, Canadian dollar and Danish Krone, which principally impacts the translation of our international operating profit into U.S. dollars. The Company does not enter into derivative instruments to reduce the effect of foreign exchange rate changes. The Company's costs are affected by inflation in the U.S. economy, and to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. The primary component of inflation impacting current operations consists of increasing personnel costs associated with fringe benefits in the U.S. The impact of inflation has been further compounded by the Company's limited ability to achieve widespread price increases as a result of the competitive environment in which the Company operates. In the future, there can be no assurance that the Company's business will not be affected by inflation or that it will be able to pass on cost increases to customers.


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

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The statement, while retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, does change the criteria to be met to classify an asset as held-for-sale as well as the grouping of long-lived assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. SFAS No. 144 is effective for the Company's fiscal year beginning April 1, 2002. As of December 29, 2002, this Statement has not had any impact on the consolidated financial statements.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. The statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement changes the requirements for recognition of a liability for a cost associated with an exit or disposal activity. Under EITF 94-3, a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, a liability for an exit cost or disposal activity is recognized when the liability is incurred. SFAS No. 144 is effective for exit or disposal activities that are initiated after December 31, 2002. As of December 29, 2002, this Statement has not had any impact on the consolidated financial statements. This statement will result in the delay of recognition of certain restructuring charges associated with the Company's reorganization plans.


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


Item 4.    Disclosure Controls and Procedures

As of December 29, 2002, an evaluation was performed under the supervision and with the participation of the Company's management including the chief executive officer and chief financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of December 29, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 29, 2002.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Changes in Securities - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders - none.

Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit 10.1 Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) Plan, dated December 20, 2002.

           Exhibit 10.2 Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 20, 2002.

           Exhibit 99.1     Certification of Chief Executive Officer

           Exhibit 99.2     Certification of Chief Financial Officer

           On December 3, 2002, the Company filed a Current Report on Form 8-K with respect to its new senior secured credit facility and senior second secured term loan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COLUMBUS MCKINNON CORPORATION
                                        ---------------------------------
                                        (Registrant)






Date: FEBRUARY 12, 2003                 /S/ ROBERT L. MONTGOMERY, JR.
      ------------------                --------------------------------
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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 12, 2003
/S/ TIMOTHY T. TEVENS
------------------------
Timothy T. Tevens
Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 12, 2003
/S/ ROBERT L. MONTGOMERY
------------------------
Robert L. Montgomery
Chief Financial Officer