Form 10-Q
period 2005-08-08
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2005-08-08
CIK 1062624, 1263400, 1263401, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended July 3, 2005

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): [X] Yes [ ] No


The  number  of  shares of common  stock  outstanding  as of July 31,  2005 was:
15,026,422 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                  JULY 3, 2005


                                                                          PAGE #
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              July 3, 2005 and March 31, 2005                                  2

           Condensed consolidated statements of operations and
              accumulated deficit - Three months ended
              July 3, 2005 and July 4, 2004                                    3

           Condensed consolidated statements of cash flows -
              Three months ended July 3, 2005 and July 4, 2004                 4

           Condensed consolidated statements of comprehensive income -
              Three months ended July 3, 2005 and July 4, 2004                 5

           Notes to condensed consolidated financial statements -
              July 3, 2005                                                     6

Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                              15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         21

Item 4.    Disclosure Controls and Procedures                                 21

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          22

Item 2.    Unregistered Sales of Equity Securities and
              Use of Proceeds - none.                                         22

Item 3.    Defaults upon Senior Securities - none.                            22

Item 4.    Submission of Matters to a Vote of Security Holders - none.        22

Item 5.    Other Information - none.                                          22

Item 6.    Exhibits and Reports on Form 8-K                                   22

PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JULY 3,          MARCH 31,
                                                                                   2005              2005
                                                                                ----------        ----------
                                                                                (UNAUDITED)        (AUDITED)
ASSETS:                                                                                (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                                                 $   13,627        $    9,479
      Trade accounts receivable                                                     89,881            88,974
      Unbilled revenues                                                              9,871             8,848
      Inventories                                                                   79,646            77,626
      Prepaid expenses                                                              14,047            14,198
                                                                                ----------        ----------
Total current assets                                                               207,072           199,125
Property, plant, and equipment, net                                                 55,946            57,237
Goodwill and other intangibles, net                                                186,741           187,285
Marketable securities                                                               25,674            24,615
Deferred taxes on income                                                             4,398             6,122
Other assets                                                                         6,430             6,487
                                                                                ----------        ----------
Total assets                                                                    $  486,261        $  480,871
                                                                                ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                                                    $    4,728        $    4,839
      Trade accounts payable                                                        35,019            33,688
      Accrued liabilities                                                           54,696            51,962
      Restructuring reserve                                                            122               144
      Current portion of long-term debt                                                194             5,819
                                                                                ----------        ----------
Total current liabilities                                                           94,759            96,452
Senior debt, less current portion                                                  119,441           115,735
Subordinated debt                                                                  142,259           144,548
Other non-current liabilities                                                       43,609            42,369
                                                                                ----------        ----------
Total liabilities                                                                  400,068           399,104
                                                                                ----------        ----------
Shareholders' equity
      Common stock                                                                     150               149
      Additional paid-in capital                                                   104,283           104,078
      Accumulated deficit                                                           (1,322)           (8,644)
      ESOP debt guarantee                                                           (4,409)           (4,554)
      Unearned restricted stock                                                        (29)               (6)
      Accumulated other comprehensive loss                                         (12,480)           (9,256)
                                                                                ----------        ----------
Total shareholders' equity                                                          86,193            81,767
                                                                                ----------        ----------
Total liabilities and shareholders' equity                                      $  486,261        $  480,871
                                                                                ==========        ==========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMLATED DEFICIT
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                                 JULY 3,            JULY 4,
                                                                                  2005               2004
                                                                              ------------       ------------
                                                                                   (IN THOUSANDS, EXCEPT
                                                                                      PER SHARE DATA)

Net sales                                                                     $    140,877       $    121,658
Cost of products sold                                                              104,334             90,207
                                                                              ------------       ------------
Gross profit                                                                        36,543             31,451
                                                                              ------------       ------------

Selling expenses                                                                    13,658             12,700
General and administrative expenses                                                  8,175              7,485
Restructuring charges                                                                   26                 33
Amortization of intangibles                                                             62                 77
                                                                              ------------       ------------
                                                                                    21,921             20,295
                                                                              ------------       ------------

Income from operations                                                              14,622             11,156
Interest and debt expense                                                            6,716              7,048
Other (income) and expense, net                                                       (789)                18
                                                                              -------------      ------------
Income before income tax expense                                                     8,695              4,090
Income tax expense                                                                   1,587                728
                                                                              ------------       ------------
Income from continuing operations                                                    7,108              3,362
Income from discontinued operations                                                    214                  -
                                                                              ------------       ------------
Net income                                                                           7,322              3,362
Accumulated deficit - beginning of period                                           (8,644)           (25,354)
                                                                              ------------       ------------
Accumulated deficit - end of period                                           $     (1,322)      $    (21,992)
                                                                              ============       ============


Basic income per share:
     Income from continuing operations                                        $       0.49       $       0.23
     Income from discontinued operations                                              0.01                  -
                                                                              ------------       ------------
     Basic income per share                                                   $       0.50       $       0.23
                                                                              ============       ============

Diluted income per share:
     Income from continuing operations                                        $       0.48       $       0.23
     Income from discontinued operations                                              0.01                  -
                                                                              ------------       ------------
     Diluted income per share                                                 $       0.49       $       0.23
                                                                              ============       ============


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                  JULY 3,           JULY 4,
                                                                                   2005              2004
                                                                                ----------        ----------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                                               $    7,108        $    3,362
Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization                                                   2,332             2,325
     Deferred income taxes                                                           1,724             1,455
     Gain on sale of investments                                                      (481)                -
     Gain on early retirement of 2008 bonds                                            (11)                -
     Amortization of deferred financing costs                                          320               369
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                          (3,919)            2,674
           Inventories                                                              (2,620)           (2,080)
           Prepaid expenses                                                            130            (1,118)
           Other assets                                                               (202)             (129)
           Trade accounts payable                                                    2,095            (5,207)
           Accrued and non-current liabilities                                       4,161              (519)
                                                                                ----------        ----------
Net cash provided by operating activities                                           10,637             1,132
                                                                                ----------        ----------

INVESTING ACTIVITIES:
(Purchase) sale of marketable securities, net                                         (688)              208
Capital expenditures                                                                (1,674)             (838)
Net assets held for sale                                                                 -               220
                                                                                ----------        ----------
Net cash used in investing activities                                               (2,362)             (410)
                                                                                ----------        ----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                   1                 -
Net borrowings under revolving
     line-of-credit agreements                                                       4,205             1,175
Repayment of debt                                                                   (8,186)           (1,078)
Deferred financing costs incurred                                                      (98)              (11)
Other                                                                                  145               143
                                                                                ----------        ----------
Net cash (used in) provided by financing activities                                 (3,933)              229
Effect of exchange rate changes on cash                                               (408)               12
                                                                                ----------        ----------
Net cash provided by continuing operations                                           3,934               963
Net cash provided by discontinued operations                                           214                 -
                                                                                ----------        ----------
Net change in cash and cash equivalents                                              4,148               963
Cash and cash equivalents at beginning of period                                     9,479            11,101
                                                                                ----------        ----------
Cash and cash equivalents at end of period                                      $   13,627        $   12,064
                                                                                ==========        ==========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                  JULY 3,           JULY 4,
                                                                                   2005              2004
                                                                                ----------        ----------
                                                                                       (IN THOUSANDS)

Net income                                                                      $    7,322        $    3,362
                                                                                ----------        ----------
Other comprehensive loss, net of tax:
   Foreign currency translation adjustment                                          (3,145)               (7)
   Unrealized loss on investments:
     Unrealized holding gain (loss) arising
       during the period                                                               371              (150)
     Reclassification adjustment for
       (gain) loss included in net income                                             (450)               69
                                                                                ----------        ----------
                                                                                       (79)              (81)
                                                                                ----------        ----------
Total other comprehensive loss                                                      (3,224)              (88)
                                                                                ----------        ----------
Comprehensive income                                                            $    4,098        $    3,274
                                                                                ==========        ==========


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  JULY 3, 2005

1.   DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at July 3, 2005, and the results of its operations and its cash flows for the three month periods ended July 3, 2005 and July 4, 2004, have been included. Results for the period ended July 3, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2005.

The Company is a leading U.S. designer, manufacturer and marketer of material handling products, systems and services which lift, secure, position and move material ergonomically, safely, precisely and efficiently. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.


2.   STOCK BASED COMPENSATION

The Company has two stock-based employee compensation plans in effect. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                   THREE MONTHS ENDED
                                                             -------------------------------
                                                             JULY 3, 2005       JULY 4, 2004
                                                             -------------------------------
   Net income, as reported..........................         $      7,322       $      3,362
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                                     (346)              (186)
                                                             -------------------------------
   Net income, pro forma............................         $      6,976       $      3,176
                                                             ===============================

   Basic income per share:
   As reported......................................         $       0.50       $       0.23
                                                             ===============================
   Pro forma........................................         $       0.48       $       0.22
                                                             ===============================

   Diluted income per share:
   As reported......................................         $       0.49       $       0.23
                                                             ===============================
   Pro forma........................................         $       0.46       $       0.22
                                                             ===============================

3.   INVENTORIES

Inventories consisted of the following:
                                                     JULY 3,          MARCH 31,
                                                      2005              2005
                                                   ----------        ----------
At cost - FIFO basis:
   Raw materials..............................     $   41,767        $   42,283
   Work-in-process............................         11,941            10,238
   Finished goods.............................         36,568            35,800
                                                   ----------        ----------
                                                       90,276            88,321
LIFO cost less than FIFO cost.................        (10,630)          (10,695)
                                                   ----------        ----------
Net inventories...............................     $   79,646        $   77,626
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


4.   RESTRUCTURING CHARGES

During the first three-months of fiscal 2006, the Company recorded restructuring costs of $26 related mostly to the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." All of these costs are related to the Products segment. The liability as of July 3, 2005 consists of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146.

The following table provides a reconciliation of the activity related to restructuring reserves:

                                                                    EMPLOYEE          FACILITY           TOTAL
                                                                  -----------------------------------------------
   Reserve at March 31, 2005.................................     $        16       $       128       $       144
   Fiscal 2006 first quarter restructuring charges...........               -                26                26
   Cash payments.............................................             (13)              (35)              (48)
                                                                  -----------------------------------------------
   Reserve at July 3, 2005...................................     $         3       $       119       $       122
                                                                  ===============================================


5.   NET PERIODIC BENEFIT COST

The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:
                                                        THREE MONTHS ENDED
                                                        ------------------
                                                      JULY 3,          JULY 4,
                                                       2005             2004
                                                    ----------       ----------
     Service costs.........................         $    1,088       $    1,190
     Interest cost.........................              1,737            1,755
     Expected return on plan assets........             (1,654)          (1,645)
     Net amortization......................                508              495
                                                    ----------       ----------
     Net periodic pension cost.............         $    1,679       $    1,795
                                                    ==========       ==========

For additional information on the Company's defined benefit pension plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2005.

The following table sets forth the components of net periodic postretirement benefit cost for the Company's defined benefit postretirement plans:

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                      JULY 3,           JULY 4,
                                                       2005              2004
                                                    ----------        ----------
     Service costs.........................         $        4        $        4
     Interest cost ........................                188               234
     Amortization of plan net losses.......                101               146
                                                    ----------         ---------
     Net periodic postretirement cost......         $      293        $      384
                                                    ==========        ==========

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("Medicare Act"). In March 2004, the FASB issued Staff Position No FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("FSP No 106-2")," which provides accounting guidance on how to account for the effects of the Medicare Act on postretirement plans that provide prescription drug benefits. The Medicare Act also requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. Additionally, FSP 106-2 provides two transition methods - retroactive to the date of enactment or prospective from the date of adoption. The Company elected to adopt FAS 106-2 and apply the prospective transition method in the second quarter of fiscal 2005. The accumulated post retirement benefit obligation decreased approximately $2,200.

For additional information on the Company's defined benefit postretirement benefit plans, refer to Note 13 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2005.


6.   INCOME TAXES

Income tax expense as a percentage of income from continuing operations before income tax expense was 18.3%, and 17.8% in the fiscal 2006 and 2005 quarters, respectively. The fiscal 2006 and 2005 percentages vary from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income.


7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                  JULY 3,           JULY 4,
                                                                                   2005              2004
                                                                                ----------        ----------
Numerator for basic and diluted earnings per share:
  Net income...........................................................         $    7,322        $    3,362
                                                                                ==========        ==========
Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS........................................             14,672            14,576

Effect of dilutive employee stock options..............................                357                24
                                                                                ----------        ----------
  Adjusted weighted-average common stock outstanding
    and assumed conversions - denominator for diluted EPS..............             15,029            14,600
                                                                                ==========        ==========


8.   BUSINESS SEGMENT INFORMATION

As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Solutions segment sells engineered material handling systems such as conveyors and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units.

Segment information as of and for the three months ended July 3, 2005 and July 4, 2004, is as follows:


                                                                 THREE MONTHS ENDED JULY 3, 2005
                                                                 -------------------------------
                                                         PRODUCTS           SOLUTIONS            TOTAL
                                                        -----------        -----------        -----------
Sales to external customers......................       $   123,881        $    16,996        $   140,877
Income from operations...........................            14,128                494             14,622
Depreciation and amortization....................             2,035                297              2,332
Total assets.....................................           452,810             33,451            486,261


                                                                 THREE MONTHS ENDED JULY 4, 2004
                                                                 -------------------------------
                                                         PRODUCTS           SOLUTIONS            TOTAL
                                                        -----------        -----------        -----------
Sales to external customers......................       $   108,557        $    13,101        $   121,658
Income from operations...........................            10,824                332             11,156
Depreciation and amortization....................             2,088                237              2,325
Total assets.....................................           443,925             27,356            471,281



9.   SUMMARY FINANCIAL INFORMATION

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 1/2% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.


                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
AS OF JULY 3, 2005
Current assets:
 Cash and cash equivalents                         $    2,418    $   (1,000)   $   12,209    $        -    $   13,627
 Trade accounts receivable and unbilled revenues       57,948           410        41,394             -        99,752
 Inventories                                           34,731        20,399        25,943        (1,427)       79,646
 Other current assets                                   6,021           938         7,088             -        14,047
                                                   --------------------------------------------------------------------
  Total current assets                                101,118        20,747        86,634        (1,427)      207,072
 Property, plant, and equipment, net                   25,106        12,560        18,280             -        55,946
 Goodwill and other intangibles, net                   90,022        57,286        39,433             -       186,741
 Intercompany                                          95,132       (98,463)      (69,674)       73,005             -
 Other assets                                          53,560       197,864        25,273      (240,195)       36,502
                                                   -------------------------------------------------------------------
  Total assets                                     $  364,938    $  189,994    $   99,946    $ (168,617)   $  486,261
                                                   ===================================================================


Current liabilities                                $   43,365    $   15,439    $   37,865    $   (1,910)   $   94,759
 Long-term debt, less current portion                 261,059             -           641             -       261,700
 Other non-current liabilities                          7,201         8,188        28,220             -        43,609
                                                   -------------------------------------------------------------------
  Total liabilities                                   311,625        23,627        66,726        (1,910)      400,068

Shareholders' equity                                   53,313       166,367        33,220      (166,707)       86,193
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  364,938    $  189,994    $   99,946    $ (168,617)   $  486,261
                                                   ===================================================================



FOR THE THREE MONTHS ENDED JULY 3, 2005
Net sales                                          $   67,049    $   37,922    $   42,193    $   (6,287)   $  140,877
Cost of products sold                                  49,881        28,790        31,495        (5,832)      104,334
                                                   -------------------------------------------------------------------
Gross profit                                           17,168         9,132        10,698          (455)       36,543
                                                   -------------------------------------------------------------------
Selling, general and administrative expenses           10,225         3,965         7,643             -        21,833
Restructuring charges                                      26             -             -             -            26
Amortization of intangibles                                44             1            17             -            62
                                                   -------------------------------------------------------------------
                                                       10,295         3,966         7,660             -        21,921
                                                   -------------------------------------------------------------------
Income from operations                                  6,873         5,166         3,038          (455)       14,622
Interest and debt expense                               5,573         1,053            90             -         6,716
Other income                                             (181)           (3)         (605)            -          (789)
                                                   -------------------------------------------------------------------
Income (loss) before income tax expense                 1,481         4,116         3,553          (455)        8,695
Income tax expense                                        175           309         1,103             -         1,587
                                                   -------------------------------------------------------------------
Income (loss) from continuing operations                1,306         3,807         2,450          (455)        7,108
Income from discontinued operations                       214             -             -             -           214
                                                   -------------------------------------------------------------------
Net income (loss)                                  $    1,520    $    3,807    $    2,450    $     (455)   $    7,322
                                                   ===================================================================






                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JULY 3, 2005
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
activities                                         $    6,655    $     (160)   $    4,142    $        -    $   10,637
                                                   -------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                      -             -          (688)            -          (688)
Capital expenditures                                   (1,283)         (151)         (240)            -        (1,674)
                                                   -------------------------------------------------------------------
Net cash used in investing activities                  (1,283)         (151)         (928)            -        (2,362)
                                                   -------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                      1             -             -             -             1
Net borrowings under revolving
     line-of-credit agreements                          4,040             -           165             -         4,205
Repayment of debt                                      (8,109)            -           (77)            -        (8,186)
Deferred financing costs incurred                         (98)            -             -             -           (98)
Other                                                     145             -             -             -           145
                                                   -------------------------------------------------------------------
Net cash (used in) provided by financing
activities                                             (4,021)            -            88             -        (3,933)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (166)            8          (250)            -          (408)
                                                   -------------------------------------------------------------------
Cash provided by (used in) continuing operations        1,185          (303)        3,052             -         3,934
CASH PROVIDED BY DISCONTINUED OPERATIONS                  214             -             -             -           214
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                 1,399          (303)        3,052             -         4,148
Cash and cash equivalents at beginning of
        period                                          1,019          (697)        9,157             -         9,479
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $    2,418    $   (1,000)   $   12,209    $        -    $   13,627
                                                   ===================================================================




AS OF MARCH 31, 2005
Current assets:
 Cash and cash equivalents                          $   1,019    $     (697)   $    9,157    $        -    $    9,479
 Trade accounts receivable and unbilled revenues       57,707           197        39,918             -        97,822
 Inventories                                           33,651        18,919        26,028          (972)       77,626
 Other current assets                                   7,297           973         5,928             -        14,198
                                                   -------------------------------------------------------------------
  Total current assets                                 99,674        19,392        81,031          (972)      199,125
 Property, plant, and equipment, net                   25,107        12,847        19,283             -        57,237
 Goodwill and other intangibles, net                   90,027        57,287        39,971             -       187,285
 Intercompany                                          98,964      (102,189)      (70,216)       73,441             -
 Other assets                                          55,396       197,864        24,159      (240,195)       37,224
                                                   -------------------------------------------------------------------
  Total assets                                     $  369,168    $  185,201    $   94,228    $ (167,726)   $  480,871
                                                   ===================================================================


Current liabilities                                $   50,323    $   14,450    $   33,153    $   (1,474)   $   96,452
 Long-term debt, less current portion                 259,520             -           763             -       260,283
 Other non-current liabilities                          7,898         8,199        26,272             -        42,369
                                                   -------------------------------------------------------------------
  Total liabilities                                   317,741        22,649        60,188        (1,474)      399,104

Shareholders' equity                                   51,427       162,552        34,040      (166,252)       81,767
                                                   -------------------------------------------------------------------
  Total liabilities and shareholders' equity       $  369,168    $  185,201    $   94,228    $ (167,726)   $  480,871
                                                   ===================================================================





                                                      Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   -------------------------------------------------------------------

FOR THE THREE MONTHS ENDED JULY 4, 2004
Net sales                                          $   60,503    $   33,971    $   33,471    $   (6,287)   $  121,658
Cost of products sold                                  45,821        26,513        24,160        (6,287)       90,207
                                                   -------------------------------------------------------------------
Gross profit                                           14,682         7,458         9,311             -        31,451
Selling, general and administrative expenses            9,968         3,253         6,964             -        20,185
Restructuring charges                                      33             -             -             -            33
Amortization of intangibles                                59             1            17             -            77
                                                   -------------------------------------------------------------------
                                                       10,060         3,254         6,981             -        20,295
                                                   -------------------------------------------------------------------
Income from operations                                  4,622         4,204         2,330             -        11,156
Interest and debt expense                               7,248          (297)           97             -         7,048
Other (income) and expense, net                            (6)           (2)           26             -            18
                                                   -------------------------------------------------------------------
(Loss) income before income tax
     (benefit) expense                                 (2,620)        4,503         2,207             -         4,090
Income tax (benefit) expense                             (137)          248           617             -           728
                                                   -------------------------------------------------------------------
Net (loss) income                                  $   (2,483)    $   4,255    $    1,590    $        -    $    3,362
                                                   ===================================================================



FOR THE THREE MONTHS ENDED JULY 4, 2004
OPERATING ACTIVITIES:
Net cash provided by (used in) operating
activities                                         $    1,542     $    (854)   $      444    $        -    $    1,132
                                                   -------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                      -             -           208             -           208
Capital expenditures, net                                (692)         (173)           27             -          (838)
Other                                                       -           220             -             -           220
                                                   -------------------------------------------------------------------
Net cash (used in) provided by investing
activities                                               (692)           47           235             -          (410)
                                                   -------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
     line-of-credit agreements                          1,260             -           (85)            -         1,175
Repayment of debt                                      (1,000)            -           (78)            -        (1,078)
Deferred financing costs incurred                         (11)            -             -             -           (11)
Other                                                     143             -             -             -           143
                                                   -------------------------------------------------------------------
Net cash provided by (used in) financing
activities                                                392             -          (163)            -           229
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    43           111          (142)            -            12
                                                   -------------------------------------------------------------------
Net change in cash and cash equivalents                 1,285          (696)          374             -           963
Cash and cash equivalents at beginning of period        6,981          (329)        4,449             -        11,101
                                                   -------------------------------------------------------------------
Cash and cash equivalents at end of period         $    8,266     $  (1,025)   $    4,823    $        -    $   12,064
                                                   ===================================================================



10.      LOSS CONTINGENCIES

Like many industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2030 and March 31, 2081 to range between $4,200 and $16,700 using actuarial parameters of continued claims for a period of 25 to 76 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable is through March 31, 2030 and ranges from $4,200 to $5,500 as of July 3, 2005. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Based on the underlying actuarial information, the Company has reflected $4,800 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $220 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.


11.  NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, as an amendment to ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), SHARE-BASED PAYMENT, which is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEEs, and amends FASB Statement No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) was to be adopted for interim or annual periods beginning after June 15, 2005. On April 14th, 2005, the SEC announced that it would provide for a phased-in implementation process for FASB statement No. 123(R). The SEC is requiring that registrants adopt statement 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt 123(R) in the first quarter of Fiscal 2007. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all share-based payments granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or
     (b) prior interim periods of the year of adoption.

The Company is still evaluating the method it plans to use when it adopts statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our condensed consolidated financial statements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (DOLLAR AMOUNTS IN THOUSANDS)


EXECUTIVE OVERVIEW

We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific material handling systems and solutions for end-users to improve work station and facility-wide work flow.

Founded  in 1875,  we have  grown to our  current  leadership  position  through organic growth and also as the result of the 14 businesses we acquired between February 1994 and April 1999. We have developed our leading market position over our 130-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Integration of the operations of the acquired businesses with our previously existing businesses is substantially complete. Ongoing integration of these businesses includes improving our productivity, further reducing our excess manufacturing capacity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, facility rationalization program, new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on the improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, and our markets and customers.

We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. This includes development of hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. These investments in international markets and new products are part of our focus on our greatest opportunities for growth. International sales increased 25% from approximately $40,000 to $50,000 during the first quarter of fiscal 2006 and overall sales increased 16% over the same period last year. Management believes that the growth rate of total sales will decline in future periods due to more difficult comparisons with our fiscal 2005 periods. In addition, bookings have tempered to growth in the mid-single digit range. We monitor such indicators as U.S. Industrial Capacity Utilization and Industrial Production, which had been increasing since July 2003 but have more recently begun to stabilize. In addition, we continue to monitor the potential impact of global and domestic trends, including steel price fluctuations, possibly rising interest rates and uncertainty in some end-user markets around the globe.

Our Lean Manufacturing efforts continue to fundamentally change our manufacturing processes to be more responsive to customer demand and improve on-time delivery and productivity. From 2001 to 2004 under our facility rationalization program, we closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. We have been undergoing assessments for possible divestiture of several less-strategic businesses. Our manipulator and specialty marine chain businesses were sold in fiscal 2004 and two others remain as possible divestiture candidates, our conveyor business which comprises a majority of our Solutions segment and a specialty crane business within our Products segment. In furtherance of our facility rationalization projects, we completed the sale of several excess properties at a gain of $3,700 during fiscal 2005. In July of 2005, we completed the sale of a Canadian facility in a sale-leaseback transaction at a gain of $300, which will be recorded in the second quarter of fiscal 2006. We will continue to sell surplus real estate resulting from our facility rationalization projects and those sales may result in gains or losses.

We keep a close watch on the costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $33,000 in fiscal 2005 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $35,000 to $40,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Increases in our costs have been reflected as price increases and surcharges to our customers and we continue to monitor them. The costs of implementing Sarbanes-Oxley internal control documentation and compliance had a substantial impact on fiscal 2005 profitability and we are focused on minimizing the future added costs of compliance. We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. Based on current trends, we look forward to slowed growth over the remainder of fiscal 2006.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 3, 2005 AND JULY 4, 2004
Net sales in the fiscal 2006 quarter ended July 3, 2005 were $140,877, up $19,219 or 15.8% from the fiscal 2005 quarter ended July 4, 2004. Sales in the Products segment increased by $15,324 or 14.1% from the previous year's quarter. These increases are due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases ($6,100) and surcharges ($1,800) to recover cost increases. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $1,300 toward the Products segment increase in sales for the quarter ended July 3, 2005. Sales in the Solutions segment increased 29.7% or $3,895 for the quarter ended July 3, 2005 when compared to the same period in the prior year. The increase in this segment for the quarter is primarily due to improvement in our European conveyor business. Translation of foreign currencies into U.S. dollars contributed $600 toward the Solutions segment increase in sales for the quarter ended July 3, 2005. Sales in the segments are summarized as follows:
                                                  THREE MONTHS ENDED
                                                  ------------------
                                       JULY 3,      JULY 4,            CHANGE
                                        2005         2004        AMOUNT      %
                                     ----------   ----------    --------    ----
Products........................     $  123,881   $  108,557    $ 15,324    14.1
Solutions.......................         16,996       13,101       3,895    29.7
                                     ----------   ----------    --------
Net sales.......................     $  140,877   $  121,658    $ 19,219    15.8
                                     ==========   ==========    ========

Gross profit and gross profit margins by operating segment are summarized as follows:

                                                   THREE MONTHS ENDED
                                                   ------------------
                                             JULY 3, 2005          JULY 4, 2004
                                             ------------          ------------
                                              $         %           $         %
                                            -----     ----        -----     ----
Products..........................        $  34,220   27.6      $  29,245   26.9
Solutions.........................            2,323   13.7          2,206   16.8
                                          ---------             ---------
   Total Gross Profit.............        $  36,543   25.9      $  31,451   25.9
                                          =========             =========

The increase in the gross profit margin for the Products segment is the result of realization of operational leverage at increased sales volumes and previous cost containment activities. The Solutions segment gross profit margin was unfavorably impacted by product mix.

Selling expenses were $13,658 and $12,700 in the fiscal 2006 and 2005 quarters, respectively. The changes in expense dollars were impacted by increased investment in international markets ($500), translation from changes in foreign exchange rates ($200), and increased variable selling costs as a result of higher sales volume ($100). As a percentage of consolidated net sales, selling expenses were 9.7%, and 10.4% in the fiscal 2006 and 2005 quarters, respectively.

General and administrative expenses were $8,175 and $7,485 in the fiscal 2006 and 2005 quarters, respectively. The quarterly increase is primarily the result of increased salaries ($200), increased professional costs associated with regulatory compliance with the Sarbanes-Oxley Act ($100), currency translation impact ($100), and variable compensation expense ($100). As a percentage of consolidated net sales, general and administrative expenses were 5.8%, and 6.2% in the fiscal 2006 and 2005 quarters, respectively.

Restructuring charges were $26 and $33 in the fiscal 2006 and 2005 quarters, respectively.

Amortization of intangibles was $62, and $77 in the fiscal 2006 and 2005 quarters, respectively.

Interest and debt expense was $6,716 and $7,048 in the fiscal 2006 and 2005 quarters, respectively. The quarterly decrease is the result of lower debt levels. As a percentage of consolidated net sales, interest and debt expense was 4.8%, and 5.8% in the fiscal 2006 and 2005 quarters, respectively.

Other (income) and expense, net was ($789), and $18 in the fiscal 2006 and 2005 quarters, respectively. The 2006 quarter consisted primarily of $575 of realized gains and investment income on investments within our captive insurance company portfolio.

Income tax expense as a percentage of income from continuing operations before income tax expense was 18.3%, and 17.8% in the fiscal 2006 and 2005 quarters, respectively. The fiscal 2006 and 2005 percentages vary from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. We evaluate our estimated annual effective tax rate each quarter. In light of the our continuing improvement in the results of our U.S. operations during fiscal 2005 and 2006, we plan to review the previously established valuation reserves for our net deferred tax assets in more detail as information becomes available.


LIQUIDITY AND CAPITAL RESOURCES

On April  29,  2005,  we  amended  our  credit  facilities.  As a result  of the amendment, the Term Loan was repaid in its entirety. The Revolving Credit Facility was amended to provide availability up to a maximum of $65,000. Underlying collateral at July 3, 2005 amounted to $65,000. The unused portion totaled $47,700, net of outstanding borrowings of $3,800 and outstanding letters of credit of $13,500. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus spreads determined by our leverage ratio, amounting to 175 or 50 basis points applied to each, respectively, at July 3, 2005 (4.93%). The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The Senior Subordinated 8 1/2% Notes issued on March 31, 1998 amounted to $142,259, net of original issue discount and are due March 31, 2008. Provisions of the 8 1/2% Senior Subordinated Notes (8 1/2% Notes) include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 8 1/2% Notes are redeemable at our option, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 1/2% Notes agreement) to 100% on and after April 1, 2006. The 8 1/2% Notes are currently callable at 101.417. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 1/2% Notes may require us to repurchase all or a portion of such holder's 8 1/2% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 1/2% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The Senior Secured 10% Notes issued on July 22, 2003 amounted to $115,000 and are due August 1, 2010. Provisions of the 10% Notes include, without limitation, restrictions on indebtedness, restricted payments, asset and subsidiary stock sales, liens, and other restricted transactions. The 10% Notes are not entitled to redemption at our option, prior to August 1, 2007 in the absence of an equity offering. Until August 1, 2006, we may redeem up to 35% of the outstanding notes at a redemption price of 110.0% with the proceeds of equity offerings, subject to certain restrictions. On and after August 1, 2007, they are redeemable at prices declining annually to 100% on and after August 1, 2009. In the event of a

Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require us to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are secured by a second-priority interest in all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The corresponding credit agreements associated with the Revolving Credit Facility place certain debt covenant restrictions on us including certain financial requirements and a restriction on dividend payments.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which is focused on cash generation for debt repayment. The business plan includes continued implementation of Lean Manufacturing, facility rationalization projects, divestiture of excess facilities and certain non-strategic operations, improving working capital utilization, and new market and new product development.

Net cash provided by operating activities was $10,637 for the three months ended July 3, 2005 compared to $1,132 for the three months ended July 4, 2004. The $9,505 increase is the result of increased income from continuing operations of $3,746 and changes in net working capital components, primarily increased accounts payable and accrued liabilities, offset by increases in accounts receivable and unbilled revenues.

Net cash used in investing activities was $2,362 for the three months ended July 3, 2005 compared to $410 for the three months ended July 4, 2004. In 2006, we purchased $688 of marketable equity securities compared to the sale $208 of marketable equity securities to fund product liability payments in fiscal 2005. Capital expenditures increased to $1,674 in 2006 compared to $838 in fiscal 2005.

Net cash used in financing activities was $3,933 for the three months ended July 3, 2005 compared to net cash provided by financing activities of $229 for the three months ended July 4, 2004. The $4,162 change is primarily the result of repayment of debt.


CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended July 3, 2005 and July 4, 2004 were $1,674 and $838, respectively.


INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. We do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over such periods and the ability to generally pass on rising costs through price increases. However, we have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them. In addition, employee benefit costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. We generally incorporate those cost increases into our sales price increases as well as surcharges on certain products. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.

SEASONALITY AND QUARTERLY RESULTS

Quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, restructuring charges and other costs attributable to our facility rationalization program, divestitures, acquisitions and the magnitude of rationalization integration costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," as an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), SHARE-BASED PAYMENT, which is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEEs, and amends FASB Statement No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) was to be adopted for interim or annual periods beginning after June 15, 2005. On April 14th, 2005, the SEC announced that it would provide for a phased-in implementation process for FASB statement No. 123(R). The SEC is requiring that registrants adopt statement 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt 123(R) in the first quarter of Fiscal 2007. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all share-based payments granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are still evaluating the method it plans to use when it adopts statement 123(R).

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our condensed consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors disclosed in our periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the reported market risks since the end of Fiscal 2005.


Item 4.   Disclosure Controls and Procedures

As of July 3, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of July 3, 2005. There were no changes in the Company's internal controls or in other factors during our first quarter ended July 3, 2005.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders - none.

Item 5.    Other Information - none.

Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits:

           Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


   (b)     Reports on Form 8-K:

           On June 7, 2005, the Company filed a Current Report on Form 8-K with respect to its financial results for the fourth quarter of fiscal 2005.

           On July 21, 2005, the Company filed a Current Report on Form 8-K with respect to the sale and partial leaseback of property.

           On July 26, 2005, the Company filed a Current Report on Form 8-K with respect to its financial results for the first quarter of fiscal 2006.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLUMBUS MCKINNON CORPORATION
                                       (Registrant)




Date: AUGUST 8, 2005                   /S/ KAREN L. HOWARD
      --------------                   -------------------------------------
                                       Karen L. Howard
                                       Vice President and Treasurer and
                                          Interim Chief Financial Officer
                                          (Principal Financial Officer)