Form 10-K
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2006-06-07
CIK 1062624, 1263400, 1263401, 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

                         COMMISSION FILE NUMBER 0-27618

                                -----------------

                          COLUMBUS MCKINNON CORPORATION
             (Exact name of Registrant as specified in its charter)

          NEW YORK                                    16-0547600
   (State of Incorporation)             (I.R.S. Employer Identification Number)

                         140 JOHN JAMES AUDUBON PARKWAY
                          AMHERST, NEW YORK 14228-1197
          (Address of principal executive offices, including zip code)

                                 (716) 689-5400
              (Registrant's telephone number, including area code)

                                -----------------

                Securities pursuant to section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
           COMMON STOCK, $0.01 PAR VALUE (AND RIGHTS ATTACHED THERETO)


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [ X ]

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.

     Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2005 was approximately $315 million, based upon the closing price of the Company's common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant's common stock outstanding as of May 31, 2006 was 18,708,522 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year ended March 31, 2006 are incorporated by reference into Part III of this report.

                          COLUMBUS MCKINNON CORPORATION
                         2006 ANNUAL REPORT ON FORM 10-K

     This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors
Affecting Our Operating Results." We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate," "intend," "future" and other similar expressions to identify forward looking statements. These forward looking statements speak only as of their respective dates and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

                                     PART I
                                     ------

ITEM 1.           BUSINESS

GENERAL

     We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. We are the domestic market leader in hoists, our principal line of products, which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Our brand names, including CM, Coffing, Duff-Norton, Shaw-Box and Yale, are among the most recognized and well-respected in our marketplace.


THE BUILDING OF OUR BUSINESS

     Founded in 1875, we have grown to our current size and leadership position largely as the result of the 14 businesses we acquired since February 1994. These acquisitions have significantly broadened our product lines and services and expanded our geographic, end-user markets and our customer base. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, efficient manufacturing techniques and global operations, all of which are critical to our long-term growth strategy. We have a proven track record of acquiring complementary businesses and product lines, integrating their activities into our organization, and aggressively managing their cost structures to improve operating efficiencies. The history of our Products and Solutions acquisitions since 1994 is outlined below (purchase price in millions):


                                                          PURCHASE
DATE OF ACQUISITION     ACQUIRED COMPANY                    PRICE         PRODUCTS/SERVICES
-------------------     ----------------                    -----         -----------------
April 1999              Washington Equipment Company       $ 6.4          Overhead cranes
March 1999              GL International (1)                20.6          Overhead cranes
January 1999            Camlok/Tigrip                       10.6          Plate clamps, crane weighers
December 1998           Gautier                              2.9          Rotary unions, swivel joints
August 1998             Abell-Howe Crane                     7.0          Overhead cranes
March 1998              ASI (2)                            155.0          Design and manufacture of custom conveyor systems
January 1998            Univeyor                            15.0          Design and manufacture of powered roller conveyor
                                                                               systems
December 1996           Lister (3)                           7.0          Cement kiln, anchor and buoy chain
October 1996            Yale (4)                           270.0          Hoists, scissor lift tables, actuators, jacks and
                                                                          rotary
                                                                               unions
November 1995           Lift-Tech                           63.0          Hoists
October 1995            Endor                                2.0          Hoists
January 1995            Cady Lifters                         0.8          Below-the-hook lifters
December 1994           Conco                                0.8          Operator controlled manipulators
February 1994           Durbin-Durco                         2.4          Load securing equipment and attachments
--------------------

(1) In January 2002, we sold Handling Systems & Conveyors, Inc., a subsidiary of GL International.
(2) In May 2002, we sold substantially all of the assets of Automatic Systems, Inc. ("ASI") and in March 2003, we sold LICO Steel, Inc., a subsidiary of Audubon West, formerly ASI.
(3)  In February 2004, we sold the assets of the Lister Chain & Forge division.
(4)  In August 1998, we sold the Mechanical Products division of Yale.


OUR POSITION IN THE INDUSTRY

     The $60 billion U.S. material handling industry is generally divided into the following sectors:
         o       overhead material handling and lifting devices;
         o       continuous materials movement;
         o       wheeled handling devices;
         o       pallets, containers and packaging;
         o       storage equipment and shop furniture;
         o       automation systems and robots; and
         o       services and unbundled software.

     The breadth of our products and services enables us to participate in each of these sectors, except for pallets, containers and packaging and storage equipment and shop furniture. This diversification, together with our extensive and varied distribution channels, minimizes our dependence on any particular product, market or customer. We believe that none of our competitors offers the variety of products or services in the markets we serve.

     We believe that the demand for our products and services has increased during the last twelve months and we believe the demand will continue to increase in the future as a result of several favorable trends. These trends include:

     FAVORABLE INDUSTRY TRENDS. The U.S. industrial economy has improved since 2003, as U.S. industrial capacity utilization rates have increased from cyclical lows. Our business performance is influenced by the state of the U.S. industrial economy.

     PRODUCTIVITY ENHANCEMENT. In recent years, employers have responded to competitive pressures by seeking to maximize productivity and efficiency. Our hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort and fewer people, thereby increasing productivity and reducing cycle time.

     SAFETY REGULATIONS AND CONCERNS. Driven by federal and state workplace safety regulations such as the Occupational Safety and Health Act and the Americans with Disabilities Act, and by the general competitive need to reduce costs such as health insurance premiums and workers' compensation expenses, employers seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

     CONSOLIDATION OF SUPPLIERS. In an effort to reduce costs and increase productivity, our customers and end-users are increasingly consolidating their suppliers. We believe that our competitive strengths will enable us to benefit from this consolidation and enhance our market share.

OUR COMPETITIVE STRENGTHS

     LEADING MARKET POSITIONS. We are a leading manufacturer of hoists and alloy and high strength carbon steel chain in North America. We have developed our leading market positions over our 131-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. Approximately 74% of our domestic net sales for the year ended March 31, 2006 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

     The following table summarizes the product categories where we believe we are the market leader:

                                                                                                           PERCENTAGE OF
PRODUCT CATEGORY                                 U.S. MARKET SHARE          U.S. MARKET POSITION         DOMESTIC NET SALES
----------------                                 -----------------          --------------------         ------------------
Powered Hoists (1)                                      53%                          #1                            27%
Manual Hoists & Trolleys (1)                            66%                          #1                            14%
Forged Attachments (1)                                  46%                          #1                            10%
Lifting and Sling Chains (1)                            59%                          #1                             6%
Hoist Parts (2)                                         60%                          #1                             9%
Mechanical Actuators (3)                                40%                          #1                             5%
Tire Shredders (4)                                      80%                          #1                             2%
Jib Cranes (5)                                          45%                          #1                             1%
                                                                                                                 -----
                                                                                                                   74%
-------------
     (1)  Market share and market position data are internal  estimates  derived
          from  survey   information   collected   and  provided  by  our  trade
          associations.

     (2) Market share and market position data are internal estimates based on our market shares of Powered Hoists and Manual Hoists & Trolleys, which we believe are good proxies for our Hoist Parts market share because we believe most end-users purchase Hoist Parts from the original equipment supplier.

     (3) Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors based on discussions with that competitor, and to estimates of total market sales from a trade association.

     (4) Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association.

     (5) Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors' net sales based on their relative position in distributor catalogues.

     COMPREHENSIVE PRODUCT LINES AND STRONG BRAND NAME RECOGNITION. We believe we offer the most comprehensive product lines in the markets we serve. We are the only major supplier of material handling equipment offering full lines of hoists, chain and attachments. Our capability as a full-line supplier has allowed us to (i) provide our customers with "one-stop shopping" for material handling equipment, which meets some customers' desires to reduce the number of their supply relationships in order to lower their costs, (ii) leverage our engineering, research and development and marketing costs over a larger sales base and (iii) achieve purchasing efficiencies on common materials used across our product lines.

     In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule, Shaw-Box and Yale, are among the most recognized and respected in the industry. The CM name has been synonymous with overhead hoists since manual hoists were first developed and marketed under the name in the early 1900s. We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business. No single product comprises more than 1% of our sales, a testament to our broad and diversified product offering.

     DISTRIBUTION CHANNEL DIVERSITY AND STRENGTH. Our products are sold to over 20,000 general and specialty distributors and OEMs. We enjoy long-standing relationships with, and are a preferred provider to, the majority of our largest distributors and industrial buying groups. Over the past decade, there has been significant consolidation among distributors of material handling equipment. We have benefited from this consolidation and have maintained and enhanced our relationships with our leading distributors, as well as formed new relationships. We believe our extensive North American distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling.

     EXPANDING INTERNATIONAL MARKETS. We have significantly grown our international sales since becoming a public company in 1996. Our international sales have grown from $34.3 million (representing 16% of total sales) in fiscal 1996 to $198.3 million (representing 36% of our total sales) during the year ended March 31, 2006. This growth has occurred primarily in Europe, South America and Asia-Pacific where we have recently opened additional sales offices. Our international business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

     LOW-COST MANUFACTURING WITH SIGNIFICANT OPERATING LEVERAGE. We believe we are a low-cost manufacturer and we will continue to consolidate our manufacturing operations and reduce our manufacturing costs through the initiatives summarized below. Our low-cost manufacturing capability continues to positively impact our operating performance as volumes increase.

     -- RATIONALIZATION AND CONSOLIDATION. From fiscal 2002 through fiscal 2004, we closed 10 manufacturing plants and three warehouses, as more fully described in "Our Strategy" below.

     -- LEAN MANUFACTURING. In fiscal 2002, we initiated Lean Manufacturing techniques, facilitating substantial inventory reductions, a significant decline in required manufacturing floor area, a decrease in product lead time and improved productivity and on-time deliveries.

     --   PURCHASING   COUNCIL.   We  continue  to  leverage  our   company-wide
          purchasing power through our Purchasing Council to reduce our costs.

     -- SELECTIVE VERTICAL INTEGRATION. We manufacture many of the critical parts and components used in the manufacture of our hoists and cranes, resulting in reduced costs.

     -- INTERNATIONAL EXPANSION. Our continued expansion of our manufacturing facilities in China and Mexico provides us with another cost efficient platform to manufacture and distribute certain of our products. We now operate 26 manufacturing facilities in nine countries, with 26 stand alone sales and service offices in 12 countries, and nine stand alone warehouse facilities in five countries.

     STRONG AFTER-MARKET SALES AND SUPPORT. We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and satisfaction. We have a large installed base of hoists and chain that drives our after-market sales for components and repair parts and is a stable source of higher margin business. We maintain strong relationships with our customers and provide prompt aftermarket service to end-users of our products through our authorized network of 13 chain repair stations and over 350 hoist service and repair stations.

     LONG HISTORY OF FREE CASH FLOW GENERATION AND SIGNIFICANT DEBT REDUCTION. We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) by continually reducing our costs, increasing our inventory turnover and reducing the capital intensity of our manufacturing operations. From the beginning of fiscal 2004 through fiscal 2006, we have reduced total debt by $106.5 million, from $316.3 million to $209.8 million, which includes application of $47.6 million of net proceeds from our November 2005 secondary offering.

     EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY OWNERSHIP. Our senior management team provides a depth and continuity of experience in the material handling industry. Our management has experience in aggressive cost management, balance sheet management, efficient manufacturing techniques, acquiring and integrating businesses and global operations, all of which are critical to our long-term growth. Our directors and executive officers, as a group, own an aggregate of approximately 7% of our outstanding common stock.

OUR STRATEGY

     INCREASE OUR DOMESTIC ORGANIC GROWTH. We intend to leverage our strong competitive advantages to increase our domestic market share across all of our product lines by:

     -- LEVERAGING OUR STRONG COMPETITIVE POSITION. Our large diversified customer base, our extensive distribution channels and our close relationship with our distributors provide us with insights into customer preferences and product requirements that allow us to anticipate and address the future needs of end-users.

     -- INTRODUCING NEW AND CROSS-BRANDED PRODUCTS. We continue to expand our business by developing new material handling products and services and expanding the breadth of our product lines to address customer needs. Over the past three years, we have developed over 100 new or cross-branded products, representing approximately $27.5 million in fiscal 2006 revenues. During fiscal 2004, we established a dedicated hoist product development team. The majority of the hoist products under development are guided by the Federation of European Manufacturing, or FEM, standard. We believe these FEM hoist products will facilitate our global sales expansion strategy as well as improve our cost competitiveness against internationally made products imported into the U.S.

          Recent new product introductions include:

               o    global wire rope hoists used in overhead cranes;
               o    Hand  hoists and lever  tools  manufactured  at our  Chinese plants;
               o    a variety of new forged lifting attachments;
               o    pallet layer picking systems;
               o    high-speed,   light-weight,   mini-load   cranes,   used  in
                    warehouse applications; and
               o    Techlink   crane  and  hoist   maintenance   and  inspection
                    software.

     -- LEVERAGING OUR BRAND PORTFOLIO TO MAXIMIZE MARKET COVERAGE. Most industrial distributors carry one or two lines of material handling products on a semi-exclusive basis. Unlike many of our competitors, we have developed and acquired multiple well-recognized brands that are viewed by both distributors and end-users as discrete product lines. As a result, we are able to sell our products to multiple distributors in the same geographic area. This strategy maximizes our market coverage and provides the largest number of end-users with access to our products.

     CONTINUE TO GROW IN INTERNATIONAL MARKETS. Our international sales of $198.3 million comprised 36% of our net sales for the year ended March 31, 2006, as compared to $34.3 million, or 16% of our net sales, in fiscal 1996, the year we became a public company. We sell to distributors in over 50 countries and have our primary international facilities in Canada, Mexico, Germany, the United Kingdom, Denmark, France and China. In addition to new product introductions, we continue to expand our sales and service presence in the major market areas of Europe, Asia-Pacific and South America through our sales offices and warehouse facilities in Europe, Thailand, Brazil, Uruguay and Mexico. We intend to increase our sales by manufacturing and exporting a broader array of high quality, low-cost products and components from our facilities in Mexico and China for distribution in Europe and Asia-Pacific. We have developed and are continuing to expand upon new hoist products in compliance with FEM standards to enhance our global distribution.

     FURTHER REDUCE OUR OPERATING COSTS AND INCREASE MANUFACTURING PRODUCTIVITY. Our objective is to remain a low-cost producer. We continually seek ways to reduce our operating costs and increase our manufacturing productivity including through our on-going expansion of our manufacturing capacity in low-cost regions, including Mexico and China. In furtherance of this objective, we have undertaken the following:

     -- RATIONALIZATION OF FACILITIES. From fiscal 2002 through fiscal 2004, we closed 10 manufacturing plants and three warehouses, consolidated a number of similar product lines and standardized certain component parts resulting in an aggregate cost savings of approximately $14 million. We have sufficient capacity to meet current and future demand. We are currently investigating opportunities for further facility rationalization.

     -- IMPLEMENTATION OF LEAN MANUFACTURING. We expect to continue to identify potential efficiencies in our operations through Lean Manufacturing initiated in fiscal 2002. Through fiscal 2006, we have instituted Lean Manufacturing at 16 of our major facilities resulting in the recapture of approximately 164,000 square feet of manufacturing floor area and the consolidation of an additional 920,000 square feet from closed facilities. Additionally, we have reduced inventories by approximately $34.1 million, or 31.3%, improved productivity and achieved significant reductions in product lead times. Specifically, in fiscal 2006 and 2005, we improved inventory turns by 7.5% to 5.7x for the fourth quarter of fiscal 2006 from 5.3x for the fourth quarter of fiscal 2004. Our Lean Manufacturing initiative has complemented our strategy of rationalizing our manufacturing facilities.

     -- LEVERAGE OUR PURCHASING POWER. Our Purchasing Council was formed in fiscal 1998 to centralize and leverage our overall purchasing power, which has grown through acquisitions and has resulted in significant savings for our company.

     REDUCE OUR DEBT. We intend to continue our focus on cash generation for debt reduction through the following initiatives:

     -- INCREASE OPERATING CASH FLOW. As a result of the execution of our strategies to reduce our operating costs, increase our domestic organic growth and increase our penetration of international markets, we believe that we will continue to realize favorable operating leverage. We further believe that such operating leverage will result in increased operating cash flow available for debt reduction, as well as investment into new products and new markets.

     -- REDUCE WORKING CAPITAL. As described above, we believe that our Lean Manufacturing activities are facilitating inventory reduction, improving product lead times and increasing our productivity. We believe our improved working capital management and increased productivity will further result in increased free cash flow available for debt reduction.

     -- SALE OF EXCESS REAL ESTATE. As a result of our Lean Manufacturing and plant rationalization initiatives, we have identified excess real estate to be sold. During fiscal 2006, we generated $2.1 million from such real estate sales. The proceeds of such sales have been, and will continue to be, used to repay our outstanding debt.


OUR SEGMENTS

     We currently report our operations in two business segments, Products and Solutions.

     Our Products segment designs, manufactures and distributes a broad range of material handling products for various industrial applications and for consumer use. Products in this segment include a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems such as bridge, gantry and jib cranes; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; and below-the-hook special purpose lifters. These products are typically manufactured for stock or assembled to order from standard components and are sold through a variety of commercial distributors and to end-users. The end-users of our products are in manufacturing plants, power utility facilities and warehouses. Some of our products have farming, mining and logging applications, and we serve a niche market for the entertainment industry. We also sell some of our products to the consumer market through a variety of retailers and wholesalers.

     Our Solutions segment is engaged primarily in the design, fabrication and installation of integrated workstation and facility-wide material handling systems and in the design and manufacture of tire shredders. This segment also included our Positech manipulator business which was divested in February 2004. The products and services of this segment are highly engineered, are typically built to order and are primarily sold directly to end-users for specific applications in a variety of industries.

     Note 20 to our consolidated financial statements included elsewhere herein provides information related to our business segments in accordance with U.S. generally accepted accounting principles. Summary information concerning our business segments for fiscal 2006, 2005 and 2004 is set forth below.


                                                                  FISCAL YEARS ENDED MARCH 31,
                              -----------------------------------------------------------------------------------------------------
                                            2006                                2005                              2004
                              ---------------------------------     -----------------------------     -----------------------------
                                                      % OF                               % OF                              % OF
                                                      TOTAL                              TOTAL                             TOTAL
                                      AMOUNT          SALES            AMOUNT            SALES            AMOUNT           SALES
                                 ---------------    ----------     ---------------    -----------     -------------    ------------
                                                                     (DOLLARS IN MILLIONS)
Net Sales
     Products.................$       493.9            88.8     $       453.1            88.0      $     394.2            88.7
     Solutions.................        62.1            11.2              61.7            12.0             50.4            11.3
                                 ---------------    ----------     ---------------    -----------     -------------    ------------
          Total...............$       556.0           100.0     $       514.8           100.0      $     444.6           100.0
                                 ===============    ==========     ===============    ===========     =============    ============

                                                       % OF                              % OF                              % OF
                                                      SEGMENT                           SEGMENT                           SEGMENT
                                                      /TOTAL                            /TOTAL                            /TOTAL
                                     AMOUNT            SALES            AMOUNT           SALES            AMOUNT           SALES
                                 ---------------    ----------     ---------------    -----------     -------------    ------------
Income from Operations
     Products.................$        55.9            11.3     $        39.4             8.7      $      32.3             8.2
     Solutions.................         2.0             3.2               1.3             2.1             (2.4)           (4.9)
                                 ---------------    ----------     ---------------    -----------     -------------    ------------
          Total...............$        57.9            10.4     $        40.7             7.9      $      29.9             6.7
                                 ===============    ==========     ===============    ===========     =============    ============


PRODUCTS SEGMENT

PRODUCTS

     Our Products segment primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications in industry and for consumer use and has total assets of approximately $530.6 million as of March 31, 2006. These products are typically manufactured for stock or assembled to order from standard components and are sold through a variety of distributors. Approximately 75% of our Products segment net sales is derived from the sale of products that we sell at a unit price of less than $5,000. In fiscal 2006, net sales of the Products segment were approximately $493.9 million or approximately 88.8% of our net sales, of which approximately $342.5 million, or 69.4% were domestic and $151.4 million, or 30.6% were international. The following table sets forth certain sales data for the products of our Products segment, expressed as a percentage of net sales of this segment for fiscal 2006 and 2005:

                                                  FISCAL YEARS ENDED MARCH 31,
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------
              Hoists........................           52%             50%
              Chain.........................           15              16
              Forged attachments............           12              12
              Industrial cranes.............           13              14
              Industrial components.........            8               8
                                                  ------------    ------------
                                                      100%            100%

     HOISTS. We manufacture a variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, lever tools and air-powered balancers and hoists. Load capacities for our hoist product lines range from one-eighth of a ton to 100 tons. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Shaw-Box, Yale and other recognized trademarks. Our hoists are sold for use in a variety of general industrial applications, as well as for use in the entertainment, consumer, rental and other markets. We also supply hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

     We offer a line of custom-designed, below-the-hook tooling, clamps, pallet trucks and textile strappings. Below-the-hook tooling and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoist and chain applications. Textile strappings are below-the-hook attachments, frequently used in conjunction with hoists.

     CHAIN. We manufacture alloy and carbon steel chain for various industrial and consumer applications. Federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications. We also manufacture kiln chain sold primarily to the cement manufacturing market. In addition, we previously sold anchor and buoy chain to the U.S. and Canadian governments through our Lister Chain & Forge division which was sold in February 2004.

     FORGED ATTACHMENTS. We also produce a complete line of alloy and carbon steel closed-die forged attachments, including hooks, shackles, hitch pins and master links. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture.

     In addition, we manufacture carbon steel forged and stamped products, such as loadbinders, logging tools and other securing devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

     INDUSTRIAL CRANES. We entered the crane manufacturing market through our August 1998 acquisition of Abell-Howe, a Chicago-based regional manufacturer of jib and overhead bridge cranes. Our March 1999 acquisition of GL International, which included the Gaffey and Larco brands, and our April 1999 acquisition of Washington Equipment Company established us as a significant participant in the crane building and servicing markets. Crane builders represent a specialized distribution channel for electric wire rope hoists, chain hoists and other crane components.

     INDUSTRIAL COMPONENTS. Through our Duff-Norton division, we design and manufacture industrial components such as mechanical and electromechanical actuators, mechanical jacks and rotary unions for sale domestically and abroad. Actuators are linear motion devices used in a variety of industries, including the paper, steel and aerospace industries. Mechanical jacks are heavy duty lifting devices used in the repair and maintenance of railroad equipment, locomotives and industrial machinery. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. These unions are unique in that they connect a moving or rotating component of a machine to fixed plumbing without major spillage or leakage. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber and plastic.

SALES AND MARKETING

     Our sales and marketing efforts in support of our Products segment consist of the following programs:

     FACTORY-DIRECT FIELD SALES AND CUSTOMER SERVICE. We sell our products through our direct sales forces of more than 125 salespersons and through independent sales agents worldwide. Our sales are further supported by our more than 230 company-trained customer service correspondents and sales application engineers. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

     PRODUCT ADVERTISING. We promote our products by regular advertising in leading trade journals as well as producing and distributing high quality information catalogs. We support our product distribution by running cooperative "pull-through" advertising in over 15 vertical trade magazines and directories aimed toward theatrical, international, consumer and crane builder markets. We run targeted advertisements for chain, hoists, forged attachments, scissor lift tables, actuators, hydraulic jacks, hardware programs, cranes and light-rail systems.

     TRADE SHOW PARTICIPATION. Trade shows are central to the promotion of our products, and we participate in more than 30 regional, national and international trade shows each year. Shows in which we participate range from global events held in Germany to local "markets" and "open houses" organized by individual hardware and industrial distributors. We also attend specialty shows for the entertainment, rental and safety markets, as well as general purpose industrial and consumer hardware shows. In fiscal 2006, we participated in trade shows in the U.S., Canada, Mexico, Germany, the United Kingdom, France, China and Brazil.

     INDUSTRY ASSOCIATION MEMBERSHIP AND PARTICIPATION. As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved at the officer and director levels of numerous industry associations including the following: ISA (Industrial Supply Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers) and ARA (American Rental Association).

     PRODUCT STANDARDS AND SAFETY TRAINING CLASSES. We conduct on-site training programs worldwide for distributors and end-users to promote and reinforce the attributes of our products and their safe use and operation in various material handling applications.

     WEB SITES. In addition to our main corporate web site at www.cmworks.com, we currently sponsor an additional 25 brand specific web sites and sell hand pallet trucks on one of these sites. Our web site at www.cmindustrial.com currently includes electronic catalogs of CM brand hoist and chain products and list prices. Current and potential customers can browse through our diverse product offering or search for specific products by name or classification code and obtain technical product specifications. We continue to add additional product catalogs, maintenance manuals, advertisements and customer service information on our various web sites. Many of the web sites allow distributors to search for personalized pricing information, order status and product serial number data and to enter sales orders.

DISTRIBUTION AND MARKETS

     The distribution channels for the Products segment include a variety of commercial distributors. In addition, the Products segment sells overhead bridge, jib and gantry cranes directly to end-users. We also sell to the consumer market through wholesalers. Our products are sold through the following distribution channels:

     GENERAL DISTRIBUTION CHANNELS. Our general distribution channels consist of:

     -- Industrial distributors that serve local or regional industrial markets and sell a variety of products for maintenance, repair, operating and production, or MROP, applications through their own direct sales force.

     -- Rigging shops that are distributors with expertise in rigging, lifting, positioning and load securing. Most rigging shops assemble and distribute chain, wire rope and synthetic slings and distribute off-the-shelf hoists and attachments, chain slings and other off-the-shelf products.

     -- Independent crane builders that design, build, install and service overhead crane and light-rail systems for general industry and also sell a wide variety of hoists and lifting attachments. We sell electric wire rope hoists and chain hoists as well as crane components, such as end trucks, trolleys, drives and electrification systems to crane builders.

     CRANE END-USERS. We sell overhead bridge, jib and gantry cranes, parts and services to end-users through our wholly owned crane builders (Abell-Howe, Gaffey, Larco and Washington Equipment) within the CraneMart(TM) network. Our wholly owned crane builders design, manufacture, install and service a variety of cranes with capacities up to 100 tons.

     SPECIALTY   DISTRIBUTION  CHANNELS.  Our  specialty  distribution  channels consist of:

     -- Catalog houses that market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog and internet sales and a field sales force. More recently, catalog houses, particularly W.W. Grainger, Inc., are pursuing e-commerce through their web sites. The customer base served by catalog houses, which traditionally included smaller industrial companies and consumers, has grown to include large industrial accounts and integrated suppliers.

     -- Material handling specialists and integrators that design and assemble systems incorporating hoists, overhead rail systems, trolleys, scissor lift tables, manipulators, air balancers, jib arms and other material handling products to provide end-users with solutions to their material handling problems.

     -- Entertainment equipment distributors that design, supply and install a variety of material handling and rigging equipment for concerts, theaters, ice shows, sports arenas, convention centers and night clubs.

     SERVICE-AFTER-SALE DISTRIBUTION CHANNEL. Service-after-sale distributors include our authorized network of 13 chain repair service stations and over 350 hoist service and repair stations. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in North America.

     OEM/GOVERNMENT DISTRIBUTION CHANNELS. This channel consists of:

     -- OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning and special purpose applications.

     -- Government agencies, including the U.S. and Canadian Navies and Coast Guards, that purchase primarily load securing chain and forged attachments.

     CONSUMER DISTRIBUTION. Consumer sales, consisting primarily of carbon steel chain and assemblies, forged attachments and hand powered hoists, are made through five distribution channels: two-step wholesale hardware distribution; one-step distribution direct to retail outlets; trucking and transportation distributors; farm hardware distributors; and rental outlets.

     INTERNATIONAL DISTRIBUTION. We distribute virtually all of our products in over 50 countries on six continents through a variety of distribution channels.

CUSTOMER SERVICE AND TRAINING

     We maintain customer service departments staffed by trained personnel for all of our Products segment sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have more than 350 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of General Motors, DuPont, 3M, GTE, Cummins Engine, General Electric and many other industrial and entertainment organizations.

     We also provide, in multiple languages, a variety of collateral material in video, cassette, CD-ROM, slide and print format addressing relevant material handling topics such as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety. In addition, we sponsor advisory boards made up of representatives of our primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable us and our primary distributors to exchange product and market information relevant to industry trends.

BACKLOG

     Our Products segment backlog of orders at March 31, 2006 was approximately $53.6 million compared to approximately $42.3 million at March 31, 2005. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers' specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our Products segment backlog of orders is a reliable indication of our future sales.

COMPETITION

     Despite recent consolidation, the material handling industry remains highly fragmented. We face competition from a wide range of regional, national and international manufacturers in both domestic and international markets. In addition, we often compete with individual operating units of larger, highly diversified companies.

     The principal competitive factors affecting our Products segment include product performance, functionality, price, brand, reputation, reliability and availability, as well as customer service and support. Other important factors include distributor relationships, territory coverage and the ability to service the distributor with on-time delivery and repair services.

     Major competitors with our Products segment for hoists are Demag, Kito-Harrington, Ingersoll-Rand, KCI Konecranes and Morris Material Handling; for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for forged attachments are The Crosby Group and Brewer Tichner Company; for crane building are Demag, KCI Konecranes, Morris Material Handling and a variety of independent crane builders; and for industrial components are Deublin, Joyce-Dayton and Nook Industries.

SOLUTIONS SEGMENT

     The Solutions segment is engaged primarily in the design, fabrication and installation of integrated work station and facility-wide material handling systems and in the manufacture and distribution of lift tables and tire shredders and has total assets of $35.4 million as of March 31, 2006. Net sales of the Solutions segment in fiscal 2006 were $62.1 million, or 11.2% of our total net sales, of which $15.1 million, or 24.4% were domestic and $47.0 million, or 75.6% were international. The following table sets forth certain sales data for the products and services of our Solutions segment, expressed as a percentage of this segment's net sales for fiscal 2006 and 2005:

                                                    FISCAL YEARS ENDED MARCH 31,
                                                    ----------------------------
                                                        2006            2005
                                                    ------------    ------------
   Integrated material handling conveyor systems..       69%             70%
   Lift tables....................................       12              13
   Light-rail systems.............................        4               4
   Other..........................................       15              13
                                                    ------------    ------------
                                                        100%            100%

PRODUCTS AND SERVICES

     INTEGRATED MATERIAL HANDLING CONVEYOR SYSTEMS. Conveyors are an important component of many material handling systems, reflecting their high functionality for transporting material throughout manufacturing and warehouse facilities. We specialize in designing computer-controlled and automated powered roller conveyors for use in warehouse operations and distribution systems. Since fiscal 2003, we have been executing a revenue growth strategy by developing our capabilities to function as a turnkey integrator of material handling systems, while continuing to provide the conveyors required for the systems.

     LIFT TABLES. Our American Lifts division manufactures powered lift tables. These products enhance workplace ergonomics and are sold primarily to customers in the manufacturing, construction, general industrial and air cargo industries.

     LIGHT-RAIL SYSTEMS. Introduced in fiscal 2001, light-rail systems are portable steel overhead beam configurations used at workstations, from which hoists are frequently suspended.

SALES AND MARKETING

     The products and services of the Solutions segment are sold primarily to large sophisticated corporate end-users, including Federal Express, UPS, United Biscuits, Lego, John Deere, Lowe's and other industrial companies, systems integrators and distributors. In the sale of our integrated material handling conveyor systems, we act as a prime contractor with turnkey responsibility or as a supplier working closely with the customer's general contractor. Sales are generated by internal sales personnel and rely heavily on engineer-to-engineer interactions with the customer. The process of generating client contract awards for integrated conveyor systems generally entails receiving a request-for-quotation from customers and undergoing a competitive bidding process. The Solutions segment also sells light-rail systems and scissor lift tables through its internal sales force and through specialized independent distributors and manufacturers representatives.

CUSTOMER SERVICE AND TRAINING

     The Solutions segment offers a wide range of value-added services to customers including: an engineering review of the customer's processes; an engineering solution for identified material handling problems; project management; and custom design, manufacturing and installation services. We also offer after-sales services including operator training, maintenance and hot-line support. The typical length of after-sales service varies depending on customer requirements and supplemental training courses are offered as needed.

BACKLOG

     Revenues from our Solutions segment are generally recognized within one to six months. Our backlog of orders at March 31, 2006 was approximately $13.0 million compared to approximately $9.6 million at March 31, 2005.

COMPETITION

     The principal competitive factors affecting the market for the products and services of our Solutions segment include application solutions, performance and price. The process of generating client contract awards for these businesses generally entails receiving a request-for-quotation from end-users and undergoing a competitive bidding process. Our Solutions segment competes primarily with Crisplant, Diafuku, Swisslog, Gorbel and Southworth.

EMPLOYEES

     At March 31, 2006, our continuing operations had 3,081 employees; 1,957 in the U.S., 122 in Canada, 159 in Mexico/South America and 843 in Europe and Asia. Approximately 698 of our employees are represented under seven separate U.S. or Canadian collective bargaining agreements which terminate at various times between August 2006 and May 2009. The contract which expires in August 2006 currently covers 137 employees. Preliminary informal negotiations for an extension of this agreement have begun. There is another contract which expires in March 2007 and currently covers 156 employees. We believe that our relationship with our employees is good.

RAW MATERIALS AND COMPONENTS

     Our principal raw materials and components are steel, consisting of structural steel, processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel; electric motors; bearings; gear reducers; castings; and electro-mechanical components. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our Purchasing Council to take advantage of volume discounts. As the steel industry is cyclical and steel prices can fluctuate significantly, beginning in approximately January 2004 we saw significant cost increases in certain types of steel in certain markets. We generally seek to pass on materials price increases to our distribution channel partners and end-user customers, although a lag period often exists. We believe we have been successful in instituting surcharges and price increases to pass on these material cost increases. We will continue to monitor our costs and reevaluate our pricing policies. Our ability to pass on these increases is determined by market conditions.

MANUFACTURING

     We manufacture approximately 90% of the products we sell. Additionally, we outsource components and finished goods from an established global network of suppliers. We regularly upgrade our manufacturing facilities and invest in tooling, equipment and technology. We have implemented Lean Manufacturing in our plants which has resulted in inventory reductions, reductions in required manufacturing floor area, shorter product lead time and increased productivity.

     Our manufacturing operations are highly integrated. Although raw materials and some components such as motors, bearings, gear reducers, castings and electro-mechanical components, are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products. We manufacture hoist lifting chain, steel forged gear blanks, lift wheels, trolley wheels, and hooks and other attachments for incorporation into our hoist products. These products are also sold as spare parts for hoist repair. Additionally, our hoists are used as components in the manufacture of crane systems by us and by our crane-builder customers. We believe this vertical integration results in lower production costs, greater manufacturing flexibility and higher product quality, and reduces our reliance on outside suppliers.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

     Like most manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made and could be required to continue to make significant expenditures to comply with environmental requirements. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2007.

     Certain environmental laws, such as the U.S. federal Superfund laws and similar state statutes, can impose liability on current or former owners or operators of a site, or on parties who disposed of waste at a site, for the entire cost of cleaning up a site contaminated by hazardous substances. These costs may be assessed regardless of whether the party owned or operated the site at the time of the releases or the lawfulness of the original disposal activity. The required remedial activities are usually performed in the context of administrative or judicial enforcement proceedings brought by regulatory authorities, or in the context of voluntary cleanup agreements entered into with such regulatory authorities. We could incur substantial costs, including cleanup costs and third-party claims, as a result of liabilities under such environmental laws. For example, we have been identified by the New York State Department of Environmental Conservation, or NYSDEC, along with other companies, as a potentially responsible party, or PRP, at the Frontier Chemical Site in Pendleton, New York, a site listed on NYSDEC's Registry of Inactive Hazardous Waste Disposal sites. From 1958 to 1977, the Pendleton Site had been operated as a commercial waste treatment and disposal facility. We sent waste pickling liquor generated at our facility in Tonawanda, New York, to the Pendleton Site during the period from approximately 1969 to 1977, and we participated with other PRPs in conducting the remediation of the Pendleton Site under a consent order with NYSDEC. Construction in connection with the remediation has been completed and this project is currently in its operations and maintenance phase. As a result of a negotiated cost allocation among the participating PRPs, we have paid our pro rata share of the remediation construction costs and accrued our share of the ongoing operations and maintenance costs. As of March 31, 2006, we have paid approximately $1.0 million in remediation and ongoing operations and maintenance costs associated with the Pendleton Site. The participating PRPs have identified and commenced a cost recovery action against a number of other parties who sent hazardous substances to the Pendleton Site. Full settlements have been reached with all defendants in the cost recovery action. All settlement payments in connection with the Pendleton Site litigation have been made, and we have received $0.2 million as our share of the settlement proceeds. We have also entered into a settlement agreement with one of our insurance carriers in the amount of $0.7 million in connection with the Pendleton Site and have received payment in full of the settlement amount.

     We are investigating past waste disposal activities at a facility in Cleveland, Texas, operated by our subsidiary, Crane Equipment and Service, Inc., and we have entered into a voluntary agreement with the Texas Commission on Environmental Quality to investigate and, as appropriate, remediate environmental conditions at this site. At this time site investigation activities are ongoing and it is not possible to determine the costs of site remediation, if any, but we believe any such costs will not have a material adverse effect on our operating results or financial condition. We have filed a lawsuit in federal district court against the persons we believe are responsible for the past waste disposal activities. The purpose of the lawsuit is to recover our costs of investigating and remediating site conditions caused by such activities.

     For all of the currently known environmental matters, we have accrued a total of $0.8 million as of March 31, 2006, which, in our opinion, is sufficient to deal with such matters. Further, our management believes that the environmental matters known to, or anticipated by, us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

     Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally OSHA and regulations thereunder. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.

AVAILABLE INFORMATION

     Our internet address is WWW.CMWORKS.COM. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.


ITEM 1A.          RISK FACTORS

Columbus McKinnon is subject to a number of risk factors that could negatively affect our results from business operations or cause actual results to differ materially from those projected or indicated in any forward looking statement. Such factors include, but are not limited to, the following:

OUR BUSINESS IS CYCLICAL AND IS AFFECTED BY INDUSTRIAL ECONOMIC CONDITIONS, AND OVER THE PAST SEVERAL YEARS WE EXPERIENCED SUBSTANTIALLY REDUCED DEMAND FOR OUR PRODUCTS.

     Many of the end-users of our products are in highly cyclical industries, such as general manufacturing and construction, that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general economic conditions and other factors beyond our control. In fiscal 2003 and 2004, for example, we experienced significantly reduced demand for our products, generally as a result of the global economic slowdown, and more specifically as a result of the dramatic decline in capital goods spending in the industries in which our end-users operate. These lower levels of demand resulted in a 24.2% decline in net sales from fiscal 2001 to fiscal 2004, from $586.2 million to $444.6 million. This decline in net sales resulted in a 54.6% decrease in our income from operations during the same period. We have seen a significant improvement in demand for our products in fiscal 2005 and 2006. Our net sales for fiscal 2006 were $556.0 million, up $111.4 million or 25.1% from fiscal 2004 sales.

     If the current upturn does not continue or if there is deterioration in the general economy or in the industries we serve, our business, results of operations and financial condition could be materially adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

WE RELY IN LARGE PART ON INDEPENDENT DISTRIBUTORS FOR SALES OF OUR PRODUCTS.

     We depend on independent distributors to sell our products and provide service and aftermarket support to our end-user customers. Distributors play a significant role in determining which of our products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitive products and services to our end-user customers. We do not have written agreements with our distributors located in the United States. The loss of a substantial number of these distributors or an increase in the distributors' sales of our competitors' products to our ultimate customers could materially reduce our sales and profits.

WE ARE SUBJECT TO CURRENCY FLUCTUATIONS FROM OUR INTERNATIONAL SALES.

     Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $161.4 million in fiscal year 2006) is generated in foreign currencies, including principally the euro and the Canadian dollar, while a portion of the costs incurred to generate those revenues are incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations may impact our financial performance in the future.

OUR INTERNATIONAL OPERATIONS POSE CERTAIN RISKS THAT MAY ADVERSELY IMPACT SALES AND EARNINGS.

     We have operations and assets located outside of the United States, primarily in Canada, Mexico, Germany, the United Kingdom, Denmark, France and China. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In fiscal year 2006, approximately 36% of our net sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

     Part of our strategy is to expand our worldwide market share and reduce costs by strengthening our international distribution capabilities and sourcing basic components in foreign countries, in particular in Mexico and China. Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have an adverse effect on our business, results of operations or financial condition.

OUR BUSINESS IS HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD REDUCE OUR SALES, EARNINGS AND PROFITABILITY.

     The principal markets that we serve within the material handling industry are fragmented and highly competitive. Competition is based primarily on performance, functionality, price, brand recognition, customer service and support, and product availability. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income.

     The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a disadvantage. In addition, some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, including crane building. If we are unable to compete successfully against other manufacturers of material handling equipment, we could lose customers and our revenues may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

OUR PRODUCTS INVOLVE RISKS OF PERSONAL INJURY AND PROPERTY DAMAGE, WHICH EXPOSES US TO POTENTIAL LIABILITY.

     Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance through a combination of self-insurance retentions and excess insurance coverage. We monitor claims and potential claims of which we become aware and establish accrued liability reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results and financial condition.

OUR FUTURE OPERATING RESULTS MAY BE AFFECTED BY FLUCTUATIONS IN STEEL PRICES. WE MAY NOT BE ABLE TO PASS ON INCREASES IN RAW MATERIAL COSTS TO OUR CUSTOMERS.

     The principal raw material used in our chain, forging and crane building operations is steel. The steel industry as a whole is highly cyclical, and at times pricing can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. During 2004, the market price of steel increased significantly but has stabilized, or even decreased in some steel categories during 2005 and 2006. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions will determine how much of the steel price increases we can pass on to our customers. During 2004 through 2006, we were successful in adding and maintaining a surcharge to the prices of our high steel content products or incorporating them as price increases, reflecting the increased cost of steel. In the future, to the extent we are unable to pass on any steel price increases to our customers, our profitability could be adversely affected.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM AND THE LOSS OF ANY MEMBER COULD ADVERSELY AFFECT OUR OPERATIONS.

     Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. Effective August 4, 2005, our former Chief Financial Officer, Robert R. Friedl, resigned as an employee of the company. We have not entered into employment agreements with any of our senior management personnel.

WE ARE SUBJECT TO VARIOUS ENVIRONMENTAL LAWS WHICH MAY REQUIRE US TO EXPEND SIGNIFICANT CAPITAL AND INCUR SUBSTANTIAL COST.

     Our operations and facilities are subject to various federal, state, local and foreign requirements relating to the protection of the environment, including those governing the discharges of pollutants in the air and water, the generation, management and disposal of hazardous substances and wastes and the cleanup  of  contaminated  sites.  We have  made,  and  will  continue  to make, expenditures to comply with such requirements. Violations of, or liabilities under, environmental laws and regulations, or changes in such laws and regulations (such as the imposition of more stringent standards for discharges into the environment), could result in substantial costs to us, including operating costs and capital expenditures, fines and civil and criminal sanctions, third party claims for property damage or personal injury, clean-up costs or costs relating to the temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years, and we have remediated contamination at some of our facilities. Over time, we and other predecessor operators of such facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Additional environmental liabilities could exist, including clean-up obligations at these locations or other sites at which materials from our operations were disposed, which could result in substantial future expenditures that cannot be currently quantified and which could reduce our profits or have an adverse effect on our financial condition.


ITEM 1B.          UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.    PROPERTIES

     We maintain  our  corporate  headquarters  in Amherst,  New York and, as of
March  31,  2006,  conducted  our  principal   manufacturing  at  the  following
facilities:

                                                                                            SQUARE       OWNED OR      BUSINESS
LOCATION                              PRODUCTS/OPERATIONS                                   FOOTAGE       LEASED        SEGMENT
-----------------------------------   --------------------------------------------------  ------------  ------------  ------------
UNITED STATES:
Muskegon, MI                          Hoists                                                  441,225   Owned         Products
Charlotte, NC                         Industrial components                                   243.750   Owned         Products
Wadesboro, NC                         Hoists                                                  186,057   Owned         Products
Lexington, TN                         Chain                                                   175,700   Owned         Products
Cedar Rapids, IA                      Forged attachments                                      100,000   Owned         Products
Eureka, IL                            Cranes                                                   91,300   Owned         Products
Damascus, VA                          Hoists                                                   90,338   Owned         Products
Chattanooga, TN                       Forged attachments                                       77,000   Owned         Products
Greensburg, IN                        Scissor lifts                                            70,000   Owned         Solutions
Lisbon, OH                            Hoists                                                   36,600   Owned         Products
Cleveland, TX                         Cranes                                                   35,000   Owned         Products
Tonawanda, NY                         Light-rail crane systems                                 35,000   Owned         Solutions
Chattanooga, TN                       Forged attachments                                       33,000   Owned         Products
Sarasota, FL                          Tire shredders                                           24,954   Owned         Solutions


INTERNATIONAL:
Santiago, Tianguistenco, Mexico       Hoists and chain                                         85,000   Owned         Products
Velbert, Germany                      Hoists                                                   72,200   Leased        Products
Arden, Denmark                        Project design and conveyors                             71,500   Owned         Solutions
Hangzhou, China                       Hoists and hand pallet trucks                            50,000   Leased        Products
Stoney Creek, Ontario, Canada         Cranes                                                   44,255   Owned         Products
Hangzhou, China                       Metal fabrication, textiles and textile
                                      strappings                                               37,000   Leased        Products
Hangzhou, China                       Textile strappings                                       30,000   Leased        Products
Chester, United Kingdom               Plate clamps                                             28,100   Leased        Products
Romeny-sur-Marne, France              Rotary unions                                            21,550   Owned         Products
Arden, Denmark                        Project construction                                     19,500   Leased        Solutions
Velbert, Germany                      Hoists                                                   12,800   Leased        Products
Szekesfeher, Hungary                  Textiles and textile strappings                          10,000   Leased        Products

     In addition, we have a total of 35 sales offices, distribution centers and warehouses. We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.


ITEM 3.           LEGAL PROCEEDINGS

     From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general liability insurance against risks arising out of the normal course of business through our wholly-owned insurance subsidiary of which we are the sole policy holder. The limits of this coverage are currently $3.0 million per occurrence ($2.0 million through March 31, 2003) and $6.0 million aggregate ($5.0 million through March 31, 2003) per year. We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II
                                     -------


ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
                  HOLDER MATTERS

     Our common stock is traded on the Nasdaq Stock Market under the symbol "CMCO." As of May 31, 2006, there were 488 holders of record of our common stock.

     We paid quarterly cash dividends on our common stock from 1988 through the second quarter of fiscal 2002. In January 2002, we announced that we were indefinitely suspending the payment of cash dividends on our common stock in order to dedicate our cash resources to the repayment of outstanding indebtedness. Our current credit agreement allows, but limits our ability to pay dividends. We may reconsider or revise this policy from time to time based upon conditions then existing, including, without limitation, our earnings, financial condition, capital requirements, restrictions under credit agreements or other conditions our Board of Directors may deem relevant.

     The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Stock Market.

                                                          PRICE RANGE OF
                                                           COMMON STOCK
                                                           ------------
                                                         HIGH         LOW
                                                         ----         ---
YEAR ENDED MARCH 31, 2004
     First Quarter................................. $     2.72   $    1.30
     Second Quarter................................       4.84        2.31
     Third Quarter.................................       7.80        4.58
        Fourth Quarter.............................      11.72        6.35

YEAR ENDED MARCH 31, 2005
     First Quarter................................. $     8.62   $    4.87
     Second Quarter................................       9.81        6.69
        Third Quarter..............................       9.38        6.80
     Fourth Quarter................................      14.31        8.20

YEAR ENDED MARCH 31, 2006
     First Quarter................................. $    13.82   $    8.35
     Second Quarter................................      25.15       10.70
        Third Quarter..............................      26.00       18.64
     Fourth Quarter................................      28.64       20.86


     On May 31, 2006, the closing price of our common stock on the Nasdaq Stock Market was $26.30 per share.

ITEM 6.           SELECTED FINANCIAL DATA

     The consolidated balance sheets as of March 31, 2006 and 2005 and the related statements of operations, cash flows and shareholders' equity for the three years ended March 31, 2006 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by "Management's Discussion and Analysis of Results of Operations and Financial Condition," our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.


                                                                       FISCAL YEARS ENDED MARCH 31,
                                                       -------------------------------------------------------------
                                                            2006        2005        2004        2003         2002
                                                         -----------  ---------   ---------   ----------   ---------
                                                               (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                       -------------------------------------------------------------
   STATEMENT OF OPERATIONS DATA (1):
   Net sales                                           $     556.0  $   514.8  $    444.6  $     453.3   $     480.0
   Cost of products sold                                     408.4      388.9       339.8        346.0         359.5
                                                       -------------------------------------------------------------
   Gross profit                                              147.6      125.9       104.8        107.3         120.5
   Selling expenses                                           54.3       52.3        48.3         47.4          43.5
   General and administrative expenses                        33.6       31.7        25.0         26.6          28.3
   Restructuring charges (2)                                   1.6        0.9         1.2          3.7           9.6
   Write-off/amortization of intangibles (3)                   0.2        0.3         0.4          4.2          11.0
                                                       -------------------------------------------------------------
   Income from operations                                     57.9       40.7        29.9         25.4          28.1
   Interest and debt expense                                  24.7       27.6        28.9         32.0          29.4
   Other (income) and expense, net                             5.0       (5.2)       (4.2)        (2.1)          2.4
                                                       -------------------------------------------------------------
   Income (loss) before income taxes                          28.2       18.3         5.2         (4.5)         (3.7)
   Income tax (benefit) expense                              (30.9)       2.2         4.0          1.5           2.3
                                                       -------------------------------------------------------------
   Income (loss) from continuing operations                   59.1       16.1         1.2         (6.0)         (6.0)
   Income (loss) from discontinued operations (1)              0.7        0.6          --           --          (7.9)
   Loss on disposition of discontinued operations (1)           --         --          --           --        (121.4)
                                                       -------------------------------------------------------------
   Total income (loss) from discontinued operations           59.8        0.6          --           --        (129.3)
   Cumulative effect of change in accounting
    principle (3)                                               --         --          --         (8.0)           --
                                                       -------------------------------------------------------------
   Net income (loss)                                   $      59.8  $    16.7  $      1.2  $     (14.0)  $    (135.3)
                                                       =============================================================
   Diluted earnings (loss) per share from continuing   $      3.56  $    1.09  $     0.08  $     (0.42)  $     (0.41)
    operations
   Basic earnings (loss) per share from continuing
    operations                                         $      3.69  $    1.10  $     0.08  $     (0.42)  $     (0.41)
   Weighted average shares outstanding - assuming
    dilution                                                  16.6       14.8        14.6         14.5          14.4
   Weighted average shares outstanding - basic                16.1       14.6        14.6         14.5          14.4

BALANCE SHEET DATA (AT END OF PERIOD):
   Total assets (4)                                    $     566.0  $   480.9  $    473.4  $     482.6   $     524.3
   Total debt (5)                                            209.8      270.9       293.4        316.3         350.4
   Total shareholders' equity                                204.4       81.8        63.0         52.7          71.6

OTHER FINANCIAL DATA:
   Net cash provided by operating activities                  48.5       17.2        26.4         14.2          49.8
   Net cash provided by (used in) investing activities        (6.4)       3.1         4.3         16.0          (1.6)
  Net cash used in financing activities                       (6.4)     (21.9)      (21.5)       (41.9)        (48.5)
   Capital expenditures                                        8.4        5.9         3.6          5.0           4.7
   Cash dividends per common share                            0.00       0.00        0.00         0.00          0.14

-------------



     (1)  Statement of Operations data represents our continuing  operations for all periods presented and has been restated to remove ASI results from the  continuing  operations  data.  In  May  2002,  the  Company  sold
          substantially   all  of  the  assets  of  ASI.  The  Company  received
          $20,600,000  in cash  and an 8%  subordinated  note  in the  principal amount of  $6,800,000  which is  payable  over 10 years  beginning  in
          August 2004. The full amount of this note has been reserved due to the uncertainty of collection. Principal payments received on the note are recorded  as  income  from  discontinued  operations  at the  time  of receipt.  All interest and principal  payments required under the note have been made to date.  The  Company  recorded an  after-tax  loss of
          $121,475,000  or  $8.43  per  diluted  share  and  reflected  ASI as a discontinued  operation in the fourth quarter of fiscal 2002. The loss included  closing costs from the transaction  and estimated  operating losses of the discontinued operation through the date of the sale, May
          10, 2002. The loss was due primarily to the write-off of  $104,000,000 of goodwill and a  $17,475,000  loss  related to the  write-off of the remaining net assets in excess of the selling  price.  Refer to Note 3 to our consolidated financial statements for additional information on
          Discontinued Operations.

     (2)  Refer to "Results of Operations" in "Item 7.  Management's  Discussion
          and Analysis of Results of Operation  and Financial  Condition"  for a
          discussion of the restructuring  charges related to fiscal 2006, 2005, and  2004.  Restructuring  charges  for  fiscal  2003  related  to the closure,  merging,  or significant  reorganization of five facilities.
          These  costs   included   $1.8  million  of   severance   relating  to
          approximately  215  employees,  $1.0  million  of  lease  termination,
          facility   wind-down,   preparation   for  sale  and   maintenance  of
          non-operating  facilities  prior  to  disposal  and $0.9  million  for facility  closure  costs on  projects  begun  in  2002.  Restructuring charges for 2002  include  exit costs of $2.4  million  for  severance relating to  approximately  250  employees  and $7.2  million of lease termination,  facility  wind-down,  and  maintenance of  non-operating facilities prior to disposal.  Included in the  restructuring  charges
          was  approximately   $8.3  million  to  terminate  a  facility  lease,
          resulting in the purchase of the property with an estimated fair value of  approximately  $2.3 million which was recorded as an offset to the restructuring charges.

     (3) As a result of our adoption of SFAS 142 effective April 1, 2002, goodwill is no longer amortized. The charge in fiscal 2003 represents a $4.0 million impairment write-off. In addition, the cumulative effect of change in accounting principle represents the impact of adopting SFAS 142.

     (4) Total assets include net assets of discontinued operations of $21.5 million as of March 31, 2002.

     (5) Total debt includes long-term debt, including the current portion, notes payable and subordinated debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This section should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. Comments on the results of operations and financial condition below refer to our continuing operations, except in the section entitled "Discontinued Operations."

EXECUTIVE OVERVIEW

     We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific material handling systems and solutions for end-users to improve workstation and facility-wide work flow.

     Founded in 1875, we have grown to our current leadership position through organic growth and also as the result of the 14 businesses we acquired between February 1994 and April 1999. We have developed our leading market position over our 131-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Integration of the operations of the acquired businesses with our previously existing businesses is substantially complete. Ongoing integration of these businesses includes improving our productivity, further reducing our excess manufacturing capacity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, facility rationalization program, new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on the improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and renewed customer focus.

     We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. This includes development of hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. These investments in international markets and new products are part of our focus on our greatest opportunities for growth. International sales increased 3.7% from approximately $191,300 to $198,300 during fiscal 2006 and overall sales increased 8.0% over the same period last year. Management believes that the growth rate of total sales may moderate in future periods due to more difficult comparisons with our fiscal 2006 periods. We monitor such indicators as U.S. Industrial Capacity Utilization, which has been increasing since July 2003. In addition, we continue to monitor the potential impact of global and domestic trends, including rising energy costs, steel price fluctuations, rising interest rates and uncertainty in some end-user markets around the globe.

     Our Lean Manufacturing efforts are fundamentally changing our manufacturing processes to be more responsive to customer demand and improving on-time delivery and productivity. From 2001 to 2004 under our facility rationalization program, we closed 13 facilities and consolidated several product lines. During fiscal 2006, certain families within our mechanical jack line were eliminated and several smaller sales offices were closed with potential opportunity for further rationalization. We also continue to undergo assessments for possible divestiture of several less-strategic businesses. Our manipulator and specialty marine chain businesses were sold in fiscal 2004 and two others remain as possible divestiture candidates, our conveyor business which comprises a majority of our Solutions segment and a specialty crane business within our Products segment. During fiscal 2006, we completed the sale and partial leaseback of warehouse in Ontario, Canada at a $0.6 million gain as well as the sale of an unused parcel of land in Charlotte, North Carolina. Fiscal 2005 saw the completion of the sale of a Chicago-area property resulting in a $2.7 million gain and the sale and partial leaseback of our corporate headquarters building in Amherst, New York at a $2.2 million gain, of which $1.0 million was recorded in fiscal 2005 and the remainder is being recognized pro-rata over the life of the 10-year leaseback period. Additionally during 2005, we sold a small parcel of land in Virginia. We will continue to sell surplus real estate resulting from our facility rationalization projects and those sales may result in gains or losses.

     Consistent with most companies, over the past several years we have been facing significantly increased costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $35 million in fiscal 2006 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $35 million to $40 million of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and fluctuating scrap steel prices, we experienced fluctuations in our costs that we reflected as price increases and surcharges to our customers. We believe we have been successful in instituting surcharges and price increases to pass on these material cost increases. We will continue to monitor our costs and reevaluate our pricing policies.


RESULTS OF OPERATIONS

     Net sales of our Products and Solutions segments, in millions of dollars and with percentage changes for each segment, were as follows:

                                                                            CHANGE                  CHANGE
                                  FISCAL YEARS ENDED MARCH 31,           2006 VS. 2005          2005 VS. 2004
                                  ----------------------------           -------------          -------------
                                  2006         2005        2004         AMOUNT       %         AMOUNT        %
                                  ----         ----        ----         ------       -         ------        -

Products segment.............    $  493.9     $  453.1    $  394.2     $    40.8     9.0      $    58.9     14.9
Solutions segment............        62.1         61.7        50.4           0.4     0.6           11.3     22.4
                                 --------     --------    --------     ---------  ------      ---------   ------
     Total net sales.........    $  556.0     $  514.8    $  444.6     $    41.2     8.0      $    70.2     15.8
                                 ========     ========    ========     =========              =========


     Fiscal 2006 saw continued improvement in the industrial sector of North America and Europe which began in fiscal 2005 compared to the downturn in the general North American and European economies and the industrial sectors in particular that had been occurring through fiscal 2004. In addition, sales growth was fostered by the expansion of international selling efforts. Net sales for fiscal 2006 of $556.0 increased by $41.2 million or 8.0% from fiscal 2005, and net sales for fiscal 2005 of $514.8 million increased by $70.2 million, or 15.8%, from fiscal 2004. The Products segment for fiscal 2006 experienced a net sales increase of 9.0% over the prior year. The increase was due to a combination of increased volume on the continued growth of the North American industrial economy as well as price increases ($17.8 million). The Products segment for fiscal 2005 experienced a net sales increase of 14.9% over the prior year. The increase was due to a combination of higher volume as the North American industrial economy recovered as well as price increases ($19.7 million) including surcharges specifically in response to rising steel costs. Fiscal 2005 was impacted by the weakening U.S. dollar relative to other currencies, particularly the euro, and reported Products segment sales were favorably affected by $6.2 million. For fiscal 2006, our Solutions segment net sales were flat as increased volume was offset by the strengthening U.S. dollar relative to the Danish Krone resulting in an unfavorable impact of $0.9 million. For fiscal 2005, our Solutions segment net sales increased 22.4% as a result of increased volume in Europe at our conveyor business.

     Gross profit of the Products and Solutions segments, in millions of dollars and as a percentage of total segment net sales, was as follows:


                                             FISCAL YEARS ENDED MARCH 31,
                             --------------------------------------------------------------
                                      2006                 2005                2004
                                      ----                 ----                ----
                                  AMOUNT       %       AMOUNT       %       AMOUNT     %
                                  ------       -       ------       -       ------     -

Products segment............    $   138.1    28.0    $   117.1    25.8    $   99.2   25.2
Solutions segment...........          9.5    15.3          8.8    14.3         5.6   11.1
                                ---------    ----    ---------    ----    --------   ----
     Total gross profit.....    $   147.6    26.5    $   125.9    24.5    $  104.8   23.6
                                =========            =========            ========

     Our gross profit margins were approximately 26.5%, 24.5% and 23.6% in fiscal 2006, 2005 and 2004, respectively. The Products segment for fiscal 2006 and fiscal 2005 continues to see improved gross margins as a result of operational leverage at increased volumes from the prior years and the impact of previous facility rationalization projects and lean manufacturing activities. The Solutions segment's gross profit margins increased in Fiscal 2006 as a result of a shift in product mix at our European conveyor business to more internally developed product costs from resale products, increased volume at certain facilities, and some rationalization cost savings. The Solutions segment's gross profit margins increased in Fiscal 2005 as a result of the recovery of European markets which led to increased volume for one division, as well as the divestiture of a poor performing, non-strategic business at the end of fiscal 2004.

     Selling expenses were $54.3 million, $52.3 million and $48.3 million in fiscal 2006, 2005 and 2004, respectively. As a percentage of net sales, selling expenses were 9.8%, 10.2% and 10.9% in fiscal 2006, 2005 and 2004, respectively. The fiscal 2006 increase includes additional salaries ($1.2 million), increased advertising, marketing, warehousing and travel ($1.3 million), and new market costs ($0.4 million) offset by a decrease in foreign pension costs ($0.4 million) and lower commission expense ($0.8 million). Fiscal 2005 includes a $1.2 million increase resulting from the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, upon translation of foreign operating results into U.S. dollars for reporting purposes. Fiscal 2005 also includes increases related to variable costs associated with the increase sales volume, mainly commissions ($1.3 million), increased foreign pension costs ($0.5 million) and increased investments in international markets ($0.5 million).

     General and administrative expenses were $33.6 million, $31.7 million and $25.0 million in fiscal 2006, 2005 and 2004, respectively. As a percentage of net sales, general and administrative expenses were 6.1%, 6.2% and 5.6% in fiscal 2006, 2005 and 2004, respectively. The Fiscal 2006 increase includes increases in salaries/personnel including variable compensation ($3.0 million), employee development/professional fees ($0.7 million), offset by lower foreign pension costs ($1.0 million), decreased external Sarbanes-Oxley Section 404 savings ($0.9 million) and currency translation ($0.2 million). Fiscal 2005 increases include variable compensation ($2.3 million), compliance costs associated with Sarbanes-Oxley Section 404 implementation ($1.4 million), increasing foreign pension costs ($1.2 million), translation of foreign currencies into the weaker U.S. dollar for reporting purposes ($0.7 million) and increases in bad debt reserves based on increased accounts receivable levels ($0.5 million).

     Restructuring charges of $1.6 million, $0.9 million and $1.2 million, or 0.3%, 0.2% and 0.3% of net sales in fiscal 2006, 2005 and 2004, respectively, were primarily attributable to the ongoing organizational rationalizations occurring at the company. The fiscal 2006 charges consist of the cost of removal of certain environmentally hazardous materials ($0.6 million), inventory disposal costs related to the rationalization of certain product families within our mechanical jack lines ($0.4 million), the ongoing maintenance costs of a non-operating facility accrued based on anticipated sale date ($0.3 million) and other facility rationalization projects ($0.3 million). The fiscal 2005 restructuring charges consist of $0.5 million of costs related to facility rationalizations being expensed on an as incurred basis as a result of the project timing being subsequent to the adoption of SFAS No. 144. Fiscal 2005 also included $0.3 million of write-down on the net realizable value of a facility based on changes in market conditions and a reassessment of its net realizable value. During fiscal 2004, we recorded restructuring charges of $1.2 million related to various employee termination benefits and facility costs as a result of our continued closure, merging and reorganization and completion of two open projects from fiscal 2003. The remaining liability of as of March 31, 2006 relates to the accrued costs for the removal of the environmentally hazardous materials ($0.5 million) and the ongoing maintenance costs of a non-operating facility ($0.3 million).

     Write-off/amortization of intangibles was $0.2 million, $0.3 million and $0.4 million in fiscal 2006, 2005 and 2004, respectively.

     Interest  and debt  expense  was $24.7  million,  $27.6  million  and $28.9 million in fiscal 2006, 2005 and 2004, respectively. As a percentage of net sales, interest and debt expense was 4.4%, 5.4% and 6.5% in fiscal 2006, 2005 and 2004, respectively. The fiscal 2006 and 2005 decreases primarily resulted from lower debt levels as we continue to execute our strategy of debt reduction and increasing our financial flexibility.

     Other (income) and expense, net was $5.0 million, ($5.2) million and ($4.2) million in fiscal 2006, 2005 and 2004, respectively. Fiscal 2006 includes $9.2 million of redemption costs associated with the repurchase of outstanding senior secured and senior subordinated notes, offset by $3.1 million from investment and interest income and $0.8 million of gains from sales of real estate. Fiscal 2005 includes $3.7 million in gains from sales of real estate, $2.1 million from investment and interest income, offset by $0.3 million of additional losses from 2004 business divestitures. The income in fiscal 2004 included $5.7 million from asset sales and $1.9 million from an interest rate swap partially offset by $3.9 million of losses upon business divestitures.

     Income taxes as a percentage of income before income taxes were not reflective of U.S statutory rates in fiscal 2006, 2005 or 2004. A valuation allowance of $50.5 million existed at March 31, 2005 due to the uncertainly of whether our U.S. federal net operating loss carryforwards ("NOLs"), deferred tax assets and capital loss carryforwards might ultimately be realized. We utilized $14.9 million of the U.S. federal NOLs in fiscal 2006 reducing the valuation allowance by $5.2 million. As a result of our increased operating performance over the past several years, we reevaluated the certainty as to whether our remaining U.S. federal NOLs and other deferred tax assets may ultimately be realized. As a result of the determination that it is more likely than not that nearly all of the remaining deferred tax assets will be realized, $38.6 million of the remaining valuation allowance was reversed as of March 31, 2006. The fiscal 2005 effective tax rate varies due to the benefit received from the utilization of the domestic net operating loss carry-forwards that had fully reserved and jurisdictional mix. Income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The fiscal 2004 effective tax rate varies due to jurisdictional mix and the existence of losses at certain subsidiaries for which no benefit was recorded.


LIQUIDITY AND CAPITAL RESOURCES

     In March 2006, we amended and expanded our revolving credit facility. The Revolving Credit Facility currently provides availability up to a maximum of $75 million with an opportunity for expansion up to $125 million. At March 31, 2006, the unused Revolving Credit Facility totaled $64.8 million, net of outstanding borrowings of $0.0 million and outstanding letters of credit of $10.2 million. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our leverage ratio amounting to 100 or 0 basis points, respectively, at March 31, 2006. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     In November 2005, we registered an additional 3,350,000 shares of our common stock which were sold at $20.00 per share. The number of shares offered by us was 3,000,000 and 350,000 were offered by a selling shareholder. We did not receive any proceeds from the sale of shares by the selling shareholder. This stock offering increased our weighted average common stock outstanding by
1.8 million for the year ended March 31, 2006. A portion of the proceeds received by us were used to redeem $47.6 million of 10% Senior Secured Notes (10% Notes). The repurchase of the 10% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $4.8 million. As a result of the repurchase of the 10% Notes, $1.1 million of pre-tax deferred financing costs were written-off. The net effect of these items, a $5.9 million pre-tax loss in fiscal 2006, is shown as part of other (income) and expense, net. The balance of the proceeds is available for other general corporate purposes to advance our strategy of global growth, including additional debt repayment, investments and acquisitions.

     In September 2005, we issued $136 million of 8 7/8% Senior Subordinated Notes (8 7/8% Notes) due November 1, 2013. Proceeds from the 8 7/8% Notes and cash on hand were used to repurchase all of the outstanding 8 1/2% Senior Subordinated Notes (8 1/2% Notes). The repurchase of the 8 1/2% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $2.3 million. As a result of the repurchase of the 8 1/2% Notes, $0.9 million of pre-tax deferred financing costs and $0.1 million of the original issue discount were written-off. The net effect of these items, a $3.3 million pre-tax loss in fiscal 2006, is shown as part of other (income) and expense, net. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. The 8 7/8% Notes are redeemable at the option of us, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 7/8% Notes agreement) to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

     In July 2003, we issued $115.0 million of 10% Senior Secured Notes due August 1, 2010 of which $67.8 million remain outstanding at March 31, 2006. During April and May of 2006, the Company repurchased an additional $32.1 million of the outstanding 10% Senior Secured Notes, resulting in a remaining balance of $35.7 million. The proceeds from the 10% Notes offering were used for the repayment in full of a then outstanding Senior Second Secured Term Loan ($66.8 million), the repurchase of $35.7 million of Senior Subordinated 8 1/2% Notes at a discount ($30.1 million), the repayment of a portion of the outstanding Revolving Credit Facility ($10.0 million), the repayment of a portion of the Term Loan ($3.9 million), the payment of financing costs ($2.8 million) and the payment of accrued interest ($1.4 million). Provisions of the 10% Notes include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 10% Notes are redeemable at our option, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the Indenture for the Notes). In the event of a Change of Control (as defined), each holder of the 10% Notes may require us to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements. The 10% Notes are also secured, in a second lien position, by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     The redemption in fiscal 2004 of the 8 1/2% Senior Subordinated Notes occurred at a discount resulting in a $5.6 million pre-tax gain on early extinguishment of debt. As a result of the repayment of the Senior Second Secured Term Loan and a portion of the Term Loan and 8 1/2% Senior Subordinated Notes, $4.9 million of pre-tax deferred financing costs were written-off in fiscal 2004. The net effect of these two items, a $0.7 million pre-tax gain, is shown as part of other (income) and expense, net.

     The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a restriction on dividend payments, with which we were in compliance as of March 31, 2006.

     From time to time, we manage our debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. In June 2001, we entered into an interest rate swap agreement to effectively convert $40 million of variable-rate debt to fixed-rate debt, which matured in June 2003. That cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive income, net of tax. In August 2003, we entered into an interest rate swap agreement to convert $93.5 million of fixed-rate debt (10%) to variable-rate debt (LIBOR plus 578.2 basis points) through August 2008 and $57.5 million from August 2008 through August 2010 at the same rate. That interest rate swap was considered an ineffective hedge and therefore the change in fair value was recognized in income as a gain. The swap was terminated in January 2004 and a pre-tax gain of $1.9 million was recognized in fiscal 2004 as other income, net as a result of changes in the fair value of the swap.

     We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which includes cash generation for debt repayment. The business plan focuses on continued implementation of lean manufacturing, possible facility rationalization projects, divestiture of excess facilities, improving working capital components, including inventory reductions, and new market and new product development.

     Net cash provided by operating activities was $48.5 million, $17.2 million and $26.4 million in fiscal 2006, 2005 and 2004, respectively. The $31.3 million increase in fiscal 2006 relative to fiscal 2005 was primarily due to stronger operating performance in fiscal 2006 ($19.9 million) and improved working capital components ($11.4 million). The working capital changes come from favorable changes in inventory ($9.3 million), accounts payable and accrued liabilities ($9.9 million), offset by unfavorable changes in prepaids ($3.8 million) and accounts receivables ($4.1 million). The $9.2 million decrease in fiscal 2005 relative to fiscal 2004 was primarily due to stronger operating performance in fiscal 2005 ($4.0 million) offset by changes in working capital components ($13.2 million). The working capital changes come from favorable changes in prepaids/other ($3.3 million), accounts payable and accrued liabilities ($6.7 million), offset by unfavorable changes in and accounts receivables ($8.0 million) and inventory ($15.2 million).

     Net cash (used) provided by investing activities was ($6.4) million, $3.1 million and $4.3 million in fiscal 2006, 2005 and 2004, respectively. The fiscal 2006 change in cash (used) provided by investing activities is the result of increased capital expenditures and lower proceeds from asset sales. The fiscal 2005 change in cash (used) provided by investing activities is primarily the result of increased capital expenditures. The fiscal 2006, 2005 and 2004 amounts included $2.1 million, $7.1 million and $7.8 million, respectively, from business and property divestitures.

     Net cash used in financing activities was $6.4 million, $21.9 million and $21.5 million in fiscal 2006, 2005 and 2004, respectively. The decrease for fiscal 2006 was the result of $56.6 million of proceeds from the November 2005 stock offering and $7.0 million from the exercise of employee stock options. The fiscal 2006, 2005 and 2004 amounts included $67.8 million, $22.9 million and $17.7 million of debt repayment, respectively. We also paid $2.8 million and $4.4 million of financing costs in fiscal 2006 and 2004, respectively, to effect the capital transactions previously described.


CONTRACTUAL OBLIGATIONS

     The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2006, by period of estimated payments due:

                                                      FISCAL      FISCAL 2008-     FISCAL 2010-     MORE THAN
                                        TOTAL          2007        FISCAL 2009     FISCAL 2011     FIVE YEARS
                                        -----          ----        -----------     -----------     ----------
Long-term debt obligations (a).        $  204.0       $  0.1        $   0.2          $   67.4        $ 136.3
Operating lease obligations (b)            13.3          3.4            5.6               3.5            0.8
Purchase obligations (c) ......              --           --             --                --             --
Interest obligations (d).......           119.8         18.8           37.6              32.2           31.2
Letter of credit obligations...            10.2         10.2             --                --             --
Other    long-term     liabilities
reflected    on   the    Company's
balance sheet under GAAP (e)...            50.7          0.0           29.0              20.0            1.7
                                       --------       ------        -------          --------        -------
     Total.....................        $  398.0       $ 32.5        $  72.4          $  123.1        $ 170.0
                                       ========       ======        =======          ========        =======

     (a)  As described in note 10 to our consolidated financial statements.
     (b)  As described in note 18 to our consolidated financial statements.
     (c)  We have no purchase obligations specifying fixed or minimum quantities to be purchased.  We estimate  that,  at any given point in time,  our open  purchase  orders to be executed in the normal course of business approximate $40 million.
     (d)  Estimated  for  our  Senior   Secured  Notes  due  8/1/10  and  Senior
          Subordinated  Notes due  11/1/13.
     (e)  As described in note 9 to our consolidated financial statements.

We have no additional off-balance sheet obligations that are not reflected above.


CAPITAL EXPENDITURES

     In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Further, our facility rationalization program underway between fiscal 2002-2004 reduced our annual capital expenditure requirements and also provided for transfers of equipment from the rationalized facilities to other operating facilities. Our capital expenditures for fiscal 2006, 2005 and 2004 were $8.4 million, $5.9 million and $3.6 million, respectively. Higher capital expenditures in fiscal 2006 and 2005 were the result of new product development and productivity enhancing equipment along with normal maintenance items. We expect capital expenditure spending in fiscal 2007 to be in the range of $8-$10 million.

INFLATION AND OTHER MARKET CONDITIONS

     Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico and the Pacific Rim. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases and surcharges. However, employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases. With changes in worldwide demand for steel and fluctuating scrap steel prices over the past several years, we experienced fluctuations in our costs that we have reflected as price increases and surcharges to our customers. We believe we have been successful in instituting surcharges and price increases to pass on these material cost increases. We will continue to monitor our costs and reevaluate our pricing policies.

SEASONALITY AND QUARTERLY RESULTS

     Our quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, restructuring charges and other costs attributable to our facility rationalization program, divestitures, acquisitions and the magnitude of rationalization integration costs. Therefore, our operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

DISCONTINUED OPERATIONS

     In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised the principal business unit in our former Solutions - Automotive segment. Proceeds from this sale included cash of $15.9 million and an 8% subordinated note in the principal amount of $6.8 million payable over 10 years. Due to the uncertainty surrounding the financial viability of the new organization, the note has been recorded at the estimated net realizable value of $0. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. Accordingly, $0.7 million of income from discontinued operations was recorded in fiscal 2006. All interest and principal payments required under the note have been made to date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate the estimates and their underlying assumptions, which form the basis for making judgments about the carrying value of our assets and liabilities. Actual results inevitably will differ from those estimates. We have identified below the accounting policies involving estimates that are critical to our financial statements. Other accounting policies are more fully described in note 2 of notes to our consolidated financial statements.

     PENSION AND OTHER POSTRETIREMENT BENEFITS.The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Notes 11 and 13, respectively, to our fiscal 2006 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs.

     The pension discount rate assumptions of 5 3/4%, 6%, 6 1/4% as of March 31, 2006, 2005 and 2004, respectively, are based on long-term bond rates. The decrease in discount rates for fiscal 2006 and 2005 resulted in $3.9 million and $3.0 million increases in the projected benefit obligations as of March 31, 2006 and 2005, respectively. The rate of return on plan assets assumptions of 7 1/2%, 8 1/4% and 8.4% for the years ended March 31, 2006, 2005 and 2004, respectively, are based on the composition of the asset portfolios (approximately 56% equities and 44% fixed income at March 31, 2006) and their long-term historical returns. The actual assets realized gains of $6.8 and $5.5 million in fiscal 2006 and 2005. Our funded status as of March 31, 2006 and 2005 was negative by $33.9 million and $29.3 million, or 25.3% and 24.3%, respectively. Our pension contributions during fiscal 2006 and 2005 were approximately $7.8 and $9.7 million, respectively. The negative funded status may result in future pension expense increases. Pension expense for the March 31, 2007 fiscal year is expected to approximate $7.8 million, which is up from the fiscal 2006 amount of $7.0 million. The factors outlined above will result in increases in funding requirements over time, unless there is continued significant market appreciation in the asset values. However, pension funding contributions for the March 31, 2007 fiscal year are expected to decrease by approximately $1.8 million compared to fiscal 2006. The compensation increase assumption of 4% as of March 31, 2006, 2005 and 2004 is based on historical trends.

     The healthcare inflation assumptions of 9 3/4%, 10 1/2% and 12% for fiscal 2006, 2005 and 2004, respectively are based on anticipated trends. Healthcare costs in the United States have increased substantially over the last several years. If this trend continues, the cost of postretirement healthcare will increase in future years.

     INSURANCE RESERVES. Our accrued general and product liability reserves as described in Note 15 to our consolidated financial statements involve actuarial techniques including the methods selected to estimate ultimate claims, and assumptions including emergence patterns, payment patterns, initial expected losses and increased limit factors. Other insurance reserves such as workers compensation and group health insurance are based on actual historical and current claim data provided by third party administrators or internally maintained.

     INVENTORY AND ACCOUNTS RECEIVABLE RESERVES. Slow-moving and obsolete inventory reserves are judgmentally determined based on historical and expected future usage within a reasonable timeframe. We reassess trends and usage on a regular basis and if we identify changes, we revise our estimated allowances. Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable agings.

     LONG-LIVED ASSETS. Property, plant and equipment and certain intangibles are depreciated or amortized over their assigned lives. These assets as well as goodwill are also periodically measured for impairment. The assigned lives and the projected cash flows used to test impairment are subjective. If actual lives are shorter than anticipated or if future cash flows are less than anticipated, we could incur a future impairment charge or a loss on disposal relating to these assets.

     MARKETABLE SECURITIES. On a quarterly basis, we review our marketable securities for declines in market value that may be considered other than temporary. We consider market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost.

     DEFERRED TAX ASSET VALUATION ALLOWANCE. As of March 31, 2006, we had $56.7 million of total net deferred tax assets before valuation allowances. As described in Note 17 to the consolidated financial statements, $29.1 million of the assets pertain to U.S. federal net operating loss carryforwards ("NOLs") and the remainder relate principally to liabilities including employee benefit plans, insurance reserves, accrued vacation and incentive costs and also to asset valuation reserves such as inventory obsolescence reserves and bad debt reserves. The U.S. federal NOLs expire in 2023. We reduced the deferred tax assets by $5.2 million as a result of utilizing U.S. federal NOLs in fiscal 2006. As a result of our increased operating performance over the past several years, we reevaluated the certainty as to whether our remaining NOLs and other deferred tax assets may ultimately be realized. As a result of the determination that it is more likely than not that nearly all of the remaining deferred tax assets will be realized, a significant portion of the remaining valuation allowance was reversed in fiscal 2006. Our ability to realize our deferred tax assets is primarily dependent on generating sufficient future taxable income. If we do not generate sufficient taxable income, we could be required to record a valuation allowance.

     REVENUE RECOGNITION. Sales are recorded when title passes to the customer, which is generally at the time of shipment to the customer, except for long-term construction-type contracts. For long-term construction-type contracts, we recognize contract revenues under the percentage of completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined. Billings on contracts may precede or lag revenues earned, and such differences are reported in the balance sheet as current liabilities (accrued liabilities) and current assets (unbilled revenues), respectively. Customers do not routinely return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. We have established an allowance for returns based upon historical trends.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs," as an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

     We are still evaluating the method we plan to use when we adopt statement 123(R).

     As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for and reporting of a change in accounting principle. This Statement becomes effective for changes in accounting methods during fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a material impact on our consolidated results of operations and financial condition.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to various market risks, including commodity prices for raw materials, foreign currency exchange rates and changes in interest rates. We may enter into financial instrument transactions, which attempt to manage and reduce the impact of such changes. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

     Our primary commodity risk is related to changes in the price of steel. We control this risk through negotiating purchase contracts on a consolidated basis and by attempting to build changes in raw material costs into the selling prices of our products. We also evaluate our steel cost increases and assess the need for price increases and surcharges to our customers. We have not entered into financial instrument transactions related to raw material costs.

     In fiscal 2006, 29% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, Mexico, China, Denmark, the United Kingdom, France and Germany and sell our products and solutions in over 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies and the Mexican peso. For example, when the U.S. dollar strengthens against the Canadian dollar, the value of our net sales and net income denominated in Canadian dollars decreases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations' net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income. For example, a 10% decline in the rate of exchange between the euro and the U.S. dollar impacts net income by approximately $0.5 million. In addition, the majority of our export sale transactions are denominated in U.S. dollars. Accordingly, we currently have not invested in derivative instruments, such as foreign exchange contracts, to hedge foreign currency transactions.

     We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions as appropriate. At March 31, 2006, we do not have any material swap agreements or similar financial instruments in place. At March 31, 2006 and 2005, approximately 97% and 96%, respectively, of our outstanding debt had fixed interest rates. At those dates, we had approximately $6.4 million and $11.4 million, respectively, of outstanding variable rate debt. A 1% fluctuation in interest rates in fiscal 2006 and 2005 would have changed interest expense on that outstanding variable rate debt by approximately $0.1 million for both years.

     Like many industrial manufacturers, we are involved in asbestos-related litigation. In continually evaluating costs relating to its estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we have estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

     Based on actuarial information, we have estimated our asbestos-related aggregate liability through March 31, 2031 and March 31, 2082 to range between $5.5 million and $19.0 million using actuarial parameters of continued claims for a period of 25 to 76 years. Our estimation of our asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles, is through March 31, 2031 and ranges from $5.5 million to $6.5 million as of March 31, 2006. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Based on the underlying actuarial information, we have reflected $6.3 million as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The increase in the recorded liability from the amount of $4.8 million at March 31, 2005 is due to a change in actuarial parameters used to calculate required asbestos liability reserve levels. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $0.5 million over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on our financial condition or our liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COLUMBUS MCKINNON CORPORATION

 Audited Consolidated Financial Statements as of March 31, 2006:
      Report of Independent Registered Public Accounting Firm..........      F-2
      Consolidated Balance Sheets......................................      F-3
      Consolidated Statements of Operations............................      F-4
      Consolidated Statements of Shareholders' Equity..................      F-5
      Consolidated Statements of Cash Flows............................      F-6
      Notes to Consolidated Financial Statements
         1.    Description of Business.................................      F-7
         2.    Accounting Principles and Practices.....................      F-7
         3.    Discontinued Operations.................................     F-11
         4.    Unbilled Revenues and Excess Billings...................     F-11
         5.    Inventories.............................................     F-12
         6.    Marketable Securities...................................     F-12
         7.    Property, Plant, and Equipment..........................     F-13
         8.    Goodwill and Intangible Assets..........................     F-14
         9.    Accrued Liabilities and Other Non-current Liabilities...     F-15
         10.   Debt....................................................     F-16
         11.   Retirement Plans........................................     F-18
         12.   Employee Stock Ownership Plan (ESOP)....................     F-20
         13.   Postretirement Benefit Obligation.......................     F-20
         14.   Earnings per Share and Stock Plans......................     F-22
         15.   Loss Contingencies......................................     F-24
         16.   Restructuring Charges...................................     F-26
         17.   Income Taxes............................................     F-27
         18.   Rental Expense and Lease Commitments....................     F-29
         19.   Summary Financial Information...........................     F-30
         20.   Business Segment Information............................     F-34
         21.   Selected Quarterly Financial Data (unaudited)...........     F-36
         22.   Accumulated Other Comprehensive Loss....................     F-37
         23.   Effects of New Accounting Pronouncements................     F-38
         24.   Subsequent Events.......................................     F-39

         Schedule II - Valuation and Qualifying Accounts...............     F-40

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation and subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Columbus McKinnon Corporation's internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2006 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP
June 1, 2006
Buffalo, New York

                          COLUMBUS MCKINNON CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                        ----------------------------------
                                                                                                    MARCH 31,
                                                                                        ----------------------------------
                                                                                              2006             2005
                                                                                              ----             ----
                                                                                             (IN THOUSANDS, EXCEPT
                                                                                                   SHARE DATA)
                                         ASSETS
 Current assets:
        Cash and cash equivalents......................................................   $     45,598     $      9,479
        Trade accounts receivable, less allowance for doubtful accounts
            ($3,417 and $3,015, respectively)..........................................         95,726           88,974
        Unbilled revenues..............................................................         12,061            8,848
        Inventories....................................................................         74,845           77,626
      Prepaid expenses.................................................................         15,676           14,198
                                                                                        ----------------------------------
 Total current assets..................................................................        243,906          199,125
 Net property, plant, and equipment....................................................         55,132           57,237
 Goodwill, net.........................................................................        184,917          185,443
 Other intangibles, net................................................................          2,410            1,842
 Marketable securities.................................................................         27,596           24,615
 Deferred taxes on income..............................................................         46,065            6,122
 Other assets..........................................................................          6,018            6,487
                                                                                        ----------------------------------
 Total assets..........................................................................   $    566,044     $    480,871
                                                                                        ==================================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Notes payable to banks...........................................................   $      5,798     $      4,839
      Trade accounts payable...........................................................         39,311           33,688
      Accrued liabilities..............................................................         61,264           52,328
      Restructuring reserve............................................................            793              144
      Current portion of long-term debt................................................            127            5,819
                                                                                        ----------------------------------
 Total current liabilities.............................................................        107,293           96,818
 Senior debt, less current portion.....................................................         67,841          115,735
 Subordinated debt.....................................................................        136,000          144,548
 Other non-current liabilities.........................................................         50,489           42,003
                                                                                        ----------------------------------
 Total liabilities.....................................................................        361,623          399,104
 Shareholders' equity:
      Voting common stock; 50,000,000 shares authorized;
             18,575,454 and 14,948,172 shares issued...................................            185              149
      Additional paid-in capital.......................................................        170,081          104,078
      Retained earnings (accumulated deficit)..........................................         51,152           (8,644)
      ESOP debt guarantee; 249,821 and 284,695 shares..................................         (3,996)          (4,554)
      Unearned restricted stock; 2,000 and 1,000 shares................................            (22)              (6)
      Accumulated other comprehensive loss.............................................        (12,979)          (9,256)
                                                                                        ----------------------------------
 Total shareholders' equity............................................................        204,421           81,767
                                                                                        ----------------------------------
 Total liabilities and shareholders' equity............................................   $    566,044     $    480,871
                                                                                        ==================================


                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     -----------------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                     -----------------------------------------------------------
                                                                               2006               2005               2004
                                                                               ----               ----               ----
                                                                                          (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE DATA)

 Net sales..........................................................    $     556,007      $     514,752      $     444,591
 Cost of products sold..............................................          408,385            388,844            339,745
                                                                     -----------------------------------------------------------
 Gross profit.......................................................          147,622            125,908            104,846
 Selling expenses...................................................           54,255             52,291             48,331
 General and administrative expenses................................           33,640             31,730             25,026
 Restructuring charges..............................................            1,609                910              1,239
 Amortization of intangibles........................................              249                312                383
                                                                     -----------------------------------------------------------
 Income from operations.............................................           57,869             40,665             29,867
 Interest and debt expense..........................................           24,667             27,620             28,856
 Other (income) and expense, net....................................            5,048             (5,218)            (4,191)
                                                                     -----------------------------------------------------------
 Income from continuing operations before income tax
         (benefit) expense..........................................           28,154             18,263              5,202
 Income tax (benefit) expense.......................................          (30,946)             2,196              4,009
                                                                     -----------------------------------------------------------
 Income from continuing operations..................................           59,100             16,067              1,193
 Income from discontinued operations (net of tax)...................              696                643                  -
                                                                     -----------------------------------------------------------
 Net income.........................................................    $      59,796      $      16,710      $       1,193
                                                                     ===========================================================


 Average basic shares outstanding...................................           16,052             14,594             14,553
 Average diluted shares outstanding.................................           16,628             14,803             14,554
 Basic income per share:
      Income from continuing operations.............................    $        3.69      $        1.10      $        0.08
      Income from discontinued operations...........................             0.04               0.04                  -
                                                                     -----------------------------------------------------------
      Basic income per share........................................    $        3.73      $        1.14      $        0.08
                                                                     ===========================================================

 Diluted income per share:
      Income from continuing operations.............................    $        3.56      $        1.09      $        0.08
      Income from discontinued operations...........................             0.04               0.04                  -
                                                                     -----------------------------------------------------------
      Diluted income per share......................................    $        3.60      $        1.13      $        0.08
                                                                     ===========================================================




                             See accompanying notes.



                          COLUMBUS MCKINNON CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                      COMMON     ADDI-      RETAINED                            ACCUMULATED
                                      STOCK      TIONAL     EARNINGS      ESOP      UNEARNED       OTHER         TOTAL
                                      ($.01     PAID-IN   (ACCUMULATED    DEBT     RESTRICTED  COMPREHENSIVE  SHAREHOLDERS'
                                    PAR VALUE)  CAPITAL     DEFICIT)   GUARANTEE     STOCK          LOSS         EQUITY
                                    ----------------------------------------------------------------------------------------
Balance at March 31, 2003..........   $    149   $104,412   $ (26,547)  $   (5,709)  $   (208)   $    (19,390)  $  52,707
Comprehensive income:
Net income 2004....................         --         --       1,193           --         --              --       1,193
Change in foreign currency
  translation adjustment...........         --         --          --           --         --           6,389       6,389
Net unrealized gain on
  investments, net of tax of $918..         --         --          --           --         --           1,706       1,706
Net change in unrealized loss
  on derivatives qualifying as
  hedges, net of tax of $127.......         --         --          --           --         --             191         191
Change in minimum pension
  liability adjustment, net of
  tax of $352......................         --         --          --           --         --             528         528
                                                                                                                  ---------
Total comprehensive income.........                                                                                10,007
Earned 37,049 ESOP shares..........         --       (393)         --          593         --              --         200
Earned portion and adjustment of
  restricted shares................         --       (105)         --           --        169              --          64
                                    ----------------------------------------------------------------------------------------
Balance at March 31, 2004..........   $    149   $103,914   $ (25,354)  $   (5,116)  $    (39)   $    (10,576)  $  62,978
Comprehensive income:
Net income 2005....................         --         --      16,710           --         --              --      16,710
Change in foreign currency
  translation adjustment...........         --         --          --           --         --           2,830       2,830
Net unrealized loss on
  investments, net of tax benefit
  of $70...........................         --         --          --           --         --            (131)       (131)
Change in minimum pension
  liability adjustment, net of
  tax benefit of $27...............         --         --          --           --         --          (1,379)     (1,379)
                                                                                                                  ---------
Total comprehensive income.........                                                                                18,030
Earned 35,108 ESOP shares..........         --       (266)         --          562         --              --         296
Stock options exercised, 52,000
  shares...........................         --        428          --           --         --              --         428
Earned portion of restricted shares         --          2          --           --         33              --          35
                                    ----------------------------------------------------------------------------------------
Balance at March 31, 2005..........   $    149   $104,078   $  (8,644)  $   (4,554)  $     (6)   $     (9,256)  $  81,767
Comprehensive income:
Net income 2006....................         --         --      59,796           --         --              --      59,796
Change in foreign currency
  translation adjustment...........         --         --          --           --         --          (1,846)     (1,846)
Net unrealized gain on
  investments, net of tax of $354..         --         --          --           --         --             658         658
Change in minimum pension
  liability adjustment, net of
  tax benefit of $1,681............         --         --          --           --         --          (2,535)     (2,535)
                                                                                                                  ---------
Total comprehensive income.........                                                                                56,073
Common stock issued, 3,000,000
  shares...........................         30     56,589          --           --         --              --      56,619
Stock options exercised, 626,282
  shares...........................          6      7,143          --           --         --              --       7,149
Tax benefit from exercise of
  stock  options...................         --      2,154          --           --         --              --       2,154
Earned 34,874 ESOP shares..........         --         95          --          558         --              --         653
Restricted common stock
  granted, 1,000 shares............         --         22          --           --        (22)             --          --
Earned portion of restricted shares         --         --          --           --          6              --           6
                                    ----------------------------------------------------------------------------------------
Balance at March 31, 2006..........   $    185   $170,081   $  51,152   $   (3,996)  $    (22)   $    (12,979)  $ 204,421
                                    ========================================================================================


                             See accompanying notes.


                          COLUMBUS MCKINNON CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          ------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                          ------------------------------------------------
                                                                                   2006           2005            2004
                                                                                   ----           ----            ----
                                                                                              (IN THOUSANDS)
 OPERATING ACTIVITIES:
 Income from continuing operations.......................................    $     59,100    $     16,067    $     1,193
 Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities:
      Depreciation and amortization......................................           8,824           9,171         10,126
      Deferred income taxes..............................................         (36,968)           (971)         6,413
      Loss on divestitures...............................................              87             330          3,875
      Gain on sale of real estate/investments............................          (2,100)         (4,632)        (5,143)
      Loss (gain) on early retirement of bonds...........................           7,083              40         (5,590)
      Amortization/write-off of deferred financing costs.................           3,297           1,575          6,613
      Tax benefit from exercise of stock options.........................           2,154              --             --
      Other..............................................................              --              --             67
      Changes in operating assets and liabilities
         net of effects of business divestitures:
           Trade accounts receivable and  unbilled revenues..............         (11,025)         (6,896)         1,140
           Inventories...................................................           2,518          (6,834)         8,351
           Prepaid expenses..............................................          (2,026)          1,796         (1,332)
           Other assets..................................................             207              10           (181)
           Trade accounts payable........................................           6,099           3,192           (976)
           Accrued and non-current liabilities...........................          11,267           4,313          1,813
                                                                          ------------------------------------------------
 Net cash provided by operating activities...............................          48,517          17,161         26,369
                                                                          ------------------------------------------------
 INVESTING ACTIVITIES:
 (Purchase) sale of marketable securities, net...........................            (888)          1,314            110
 Capital expenditures....................................................          (8,430)         (5,925)        (3,619)
 Proceeds from sale of facilities and surplus real estate................           2,091           6,742          4,015
 Proceeds from sale of property, plant, and equipment....................              --              --            387
 Proceeds from net assets held for sale..................................              --             375          3,376
 Proceeds from discontinued operations note receivable - revised.........             857             643             --
                                                                          ------------------------------------------------
 Net cash (used) provided by investing activities........................          (6,370)          3,149          4,269
                                                                          ------------------------------------------------
 FINANCING ACTIVITIES:
 Proceeds from issuance of common stock..................................          56,619              --             --
 Proceeds from exercise of stock options.................................           7,149             428             --
 Payments under revolving line-of-credit agreements......................         (47,669)       (345,664)      (332,218)
 Borrowings under revolving line-of-credit agreements....................          49,030         344,541        325,326
 Repayment of debt.......................................................        (205,167)        (21,745)      (125,764)
 Proceeds from issuance of long-term debt................................         136,000              --        115,000
 Payment of deferred financing costs.....................................          (2,877)            (24)        (4,432)
 Change in ESOP debt guarantee...........................................             558             562            593
                                                                          ------------------------------------------------
 Net cash used in financing activities...................................          (6,357)        (21,902)       (21,495)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................             329             (30)            15
                                                                          ------------------------------------------------
 Net change in cash and cash equivalents.................................          36,119          (1,622)         9,158
 Cash and cash equivalents at beginning of year..........................           9,479          11,101          1,943
                                                                          ------------------------------------------------
 Cash and cash equivalents at end of year................................    $     45,598    $      9,479    $    11,101
                                                                          ================================================
 Supplementary cash flows data:
      Interest paid......................................................    $     26,565    $     28,133    $    30,002
      Income taxes paid (received), net..................................    $      5,035    $      2,029    $    (9,683)



                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1.    DESCRIPTION OF BUSINESS

Columbus McKinnon Corporation (the Company) is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets. During fiscal 2006, approximately 64% of sales were to customers in the United States.


2.    ACCOUNTING PRINCIPLES AND PRACTICES

   ADVERTISING

     Costs associated with advertising are expensed in the year incurred and are included in selling expense in the statement of operations. Advertising expenses were $3,343,000, $2,521,000, and $2,406,000 in fiscal 2006, 2005, and 2004, respectively.

   CASH AND CASH EQUIVALENTS

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

   CONCENTRATIONS OF LABOR

     Approximately 23% of the Company's employees are represented by seven separate domestic and Canadian collective bargaining agreements which terminate at various times between August 2006 and May 2009. Approximately 10% of the labor force is covered by collective bargaining agreements that will expire within one year.

   CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated.

   DERIVATIVES AND FINANCIAL INSTRUMENTS

     Derivative instruments held by the Company that have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements are designated as hedges. Accordingly, gains and losses from changes in derivatives fair values are deferred until the underlying transaction occurs at which point they are then recognized in the statement of operations. When derivatives are not designated as hedges, the gains and losses from changes in fair value are recorded currently in the statement of operations. All derivates are carried at fair value in the balance sheet. The fair values of derivatives are determined by reference to quoted market prices. The Company's use of derivative instruments has historically been limited to cash flow hedges of certain interest rate risks.

     The carrying value of the Company's current assets and current liabilities approximate their fair values based upon the relatively short maturity of those instruments. For the fair value of the Company's marketable securities and debt instruments, see Notes 6 and 10, respectively.

                          COLUMBUS MCKINNON CORPORATION

   FOREIGN CURRENCY TRANSLATIONS

     The Company translates foreign currency financial statements as described in Financial Accounting Standards (FAS) No. 52. Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders' equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business. Gains and losses from foreign currency transactions are reported in other income and expense, net. There was an approximate $100,000 loss, $200,000 gain and $600,000 loss on transactions with foreign subsidiaries in fiscal 2006, 2005 and fiscal 2004, respectively.

   GOODWILL

     Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company's reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131. The Products segment was subdivided into three reporting units and the Solutions segment was subdivided into two reporting units. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite. See Note 8 for further discussion of goodwill and intangible assets.

   INVENTORIES

     Inventories   are  valued  at  the  lower  of  cost  or  market.   Cost  of
approximately 58% of inventories at March 31, 2006 (57% in 2005) has been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost.

   MARKETABLE SECURITIES

     All of the Company's marketable securities, which consist of equity securities and corporate and governmental obligations, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within shareholders' equity unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the statement of operations within other (income) and expense, net. Estimated fair value is based on published trading values at the balance sheet dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in other (income) and expense, net in the consolidated statements of operations.

     The marketable securities are carried as long-term assets since they are held for the settlement of the Company's general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.

                          COLUMBUS MCKINNON CORPORATION

   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment--15 to 40 years; machinery and equipment--3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results.

   RECLASSIFICATION/REVISIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     In 2006, the Company has disclosed the investing portions of the cash flows attributable to its discontinued operations within the investing section of the consolidated statements of cash flows, whereas in prior years they were reported as a separate component on the consolidated statements of cash flows.

   RESEARCH AND DEVELOPMENT

     Research and development costs as defined in FAS No. 2, for the years ended March 31, 2006, 2005 and 2004 were $1,614,000, $1,289,000 and $1,625,000, respectively and are classified as general and administrative expense in the consolidated statements of operations.

   REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

     Sales are recorded when title passes to the customer which is generally at time of shipment to the customer, except for long-term construction contracts as described below. The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted. The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. The Company has established an allowance for returns based upon historical trends.

     The Company recognizes contract revenues under the percentage of completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined. Billings on contracts may precede or lag revenues earned, and such differences are reported in the balance sheet as current liabilities (accrued liabilities) and current assets (unbilled revenues), respectively.

                          COLUMBUS MCKINNON CORPORATION

   SALE-LEASEBACK TRANSACTIONS

     On January 28, 2005, the Company sold its corporate headquarters property and entered into a leaseback for a portion of the facility under a 10-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $2.7 million and the gain on the transaction was $2.2 million. Of the total gain, $1.0 million was recognized in 2005 under the caption other income, and $1.2 million was deferred and will be recognized as income over the 10-year leaseback period. Additionally, $0.5 million of non-cash value (rent abatement) will be recognized on a straight-line basis as lower operating expenses over the 10-year leaseback period.

   SHIPPING AND HANDLING COSTS

     Shipping and handling costs are a component of cost of products sold.

   STOCK-BASED COMPENSATION

     At March 31, 2006, the Company has two stock-based employee compensation plans in effect, which are described more fully in Note 14. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                  -----------------------------------------------
                                                                               YEAR ENDED MARCH 31,
                                                                  -----------------------------------------------
                                                                         2006           2005            2004
                                                                  -----------------------------------------------

  Net income, as reported.....................................     $    59,796    $    16,710     $     1,193
     Deduct: Total stock based employee compensation
     expenses determined under fair value based method
     for all awards, net of related tax effects...............            (577)        (1,135)           (504)
                                                                  -----------------------------------------------
     Net income, pro forma....................................     $    59,219    $    15,575     $       689
                                                                  ===============================================

  Basic income per share:
     As reported..............................................     $      3.73    $      1.14     $      0.08
                                                                  ===============================================
     Pro forma................................................     $      3.69    $      1.07     $      0.05
                                                                  ===============================================

  Diluted income per share:
     As reported..............................................     $      3.60    $      1.13     $      0.08
                                                                  ===============================================
     Pro forma................................................     $      3.56    $      1.05     $      0.05
                                                                  ===============================================

   USE OF ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          COLUMBUS MCKINNON CORPORATION

   WARRANTIES

     The Company offers warranties for certain of the products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor for any product deemed to be defective for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that the product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim.

     Changes in the Company's product warranty accrual are as follows:

                                               ---------------------------------
                                                           MARCH 31,
                                               ---------------------------------
                                                        2006            2005
                                                        ----            ----
           Balance at beginning of year.......     $      832      $      889
           Accrual for warranties issued......          4,658           2,475
           Warranties settled.................         (3,358)         (2,532)
                                               ---------------------------------
           Balance at end of year.............     $    2,132      $      832
                                               =================================


3.    DISCONTINUED OPERATIONS

     In May 2002, the Company sold substantially all of the assets of Automatic Systems, Inc. (ASI). The ASI business was the principal business unit in the Company's former Solutions - Automotive segment. The Company received $20,600,000 in cash and an 8% subordinated note in the principal amount of $6,800,000 which is payable at a rate of $214,000 per quarter over eight years beginning August 2004. Due to the uncertainty surrounding the financial viability of the new organization, the note has been recorded at the estimated net realizable value of $0. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. All interest and principal payments required under the note have been made to date. The gross value of the note as of March 31, 2006 is approximately $5,100,000.


4.    UNBILLED REVENUES AND EXCESS BILLINGS

                                                           --------------------
                                                                 MARCH 31,
                                                           --------------------
                                                              2006       2005
                                                              ----       ----
        Costs incurred on uncompleted contracts........... $  52,615   $ 34,154
        Estimated earnings................................    15,361     11,498
                                                           --------------------
        Revenues earned to date...........................    67,976     45,652
        Less billings to date.............................    56,331     37,133
                                                           --------------------
                                                           $  11,645   $  8,519
                                                           ====================

The net amounts above are included in the consolidated balance sheets under the following captions:

                                                           --------------------
                                                                 MARCH 31,
                                                           --------------------
                                                              2006       2005
                                                              ----       ----
      Unbilled revenues................................... $  12,061   $  8,848
      Accrued liabilities.................................      (416)      (329)
                                                           --------------------
                                                           $  11,645   $  8,519
                                                           ====================

                          COLUMBUS MCKINNON CORPORATION

5.    INVENTORIES

     Inventories consisted of the following:

                                                  -----------------------------
                                                             MARCH 31,
                                                  -----------------------------
                                                       2006             2005
                                                       ----             ----
      At cost--FIFO basis:
           Raw materials.........................  $   41,134       $   42,283
           Work-in-process.......................      12,199           10,238
           Finished goods........................      33,424           35,800
                                                  -----------------------------
                                                       86,757           88,321
      LIFO cost less than FIFO cost..............     (11,912)         (10,695)
                                                  -----------------------------
      Net inventories............................  $   74,845       $   77,626
                                                  =============================


6.    MARKETABLE SECURITIES

Marketable securities are held for the settlement of the Company's general and products liability insurance claims filed through the Company's subsidiary, CM Insurance Company, Inc. (see Notes 2 and 15). On a quarterly basis, the Company reviews its marketable securities for declines in market value that may be considered other than temporary. The Company considers market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost.

     The following is a summary of available-for-sale securities at March 31, 2006:

                                                                              GROSS           GROSS        ESTIMATED
                                                                            UNREALIZED     UNREALIZED        FAIR
                                                                COST          GAINS          LOSSES          VALUE
                                                            ----------------------------------------------------------
      Government securities................................  $   10,859    $       150     $       25    $    10,984
      Equity securities....................................      13,828          3,013            229         16,612
                                                            ----------------------------------------------------------
                                                             $   24,687    $     3,163     $      254    $    27,596
                                                            ==========================================================

     As of March 31, 2006, in accordance with FAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $78,000 for the year ended March 31, 2006, classified within other (income) and expense, net. The above schedule reflects the reduced cost bases.

     The  aggregate  fair  value  of  investments   and  unrealized   losses  on
available-for-sale securities in an unrealized loss position at March 31, 2006 are as follows:

                                                                                  AGGREGATE            UNREALIZED
                                                                                 FAIR VALUE              LOSSES
                                                                           ---------------------------------------------

       Equity securities held for less than 12 months in a loss position        $     1,553           $       154
       Equity securities held for more than 12 months in a loss position              1,012                    75
                                                                           ---------------------------------------------
                                                                                $     2,565           $       229
                                                                           =============================================

     The net gain related to sales of marketable securities totaled $1,436,000, $706,000 and $1,861,000 in fiscal 2006, 2005 and 2004, respectively.

                          COLUMBUS MCKINNON CORPORATION

     The following is a summary of available-for-sale securities at March 31, 2005:

                                                                                GROSS           GROSS        ESTIMATED
                                                                              UNREALIZED     UNREALIZED        FAIR
                                                                  COST          GAINS          LOSSES          VALUE
                                                            ------------------------------------------------------------
      Government securities................................    $    7,967    $       251     $        -    $     8,218
      Equity securities....................................        14,751          2,076            430         16,397
                                                            ------------------------------------------------------------
                                                               $   22,718    $     2,327     $      430    $    24,615
                                                            ============================================================

     As of March 31, 2005, in accordance with FAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $280,000 and $110,000 for the years ended March 31, 2005 and 2004, respectively, classified within other (income) and expense, net. The above schedule reflects the reduced cost bases.

     The amortized cost and estimated fair value of debt and equity securities at March 31, 2006, by contractual maturity, are shown below:

                                                                       ESTIMATED
                                                                          FAIR
                                                              COST       VALUE
                                                          ----------------------
      Due in one year or less............................  $   5,064  $   5,068
      Due in one to five years...........................      2,008      2,015
      Due in five to ten years...........................      3,787      3,901
                                                          ----------------------
                                                              10,859     10,984
      Equity securities..................................     13,828     16,612
                                                          ----------------------
                                                           $  24,687  $  27,596
                                                          ======================

     Net unrealized gain included in the balance sheet amounted to $2,909,000 at March 31, 2006 and $1,897,000 at March 31, 2005. The amounts, net of related
income  taxes  of   $1,018,000   and  $664,000  at  March  31,  2006  and  2005,
respectively, are reflected as a component of accumulated other comprehensive loss within shareholders' equity.


7.    PROPERTY, PLANT, AND EQUIPMENT

     Consolidated property, plant, and equipment of the Company consisted of the following:

                                                                                           ---------------------------
                                                                                                    MARCH 31,
                                                                                           ---------------------------
                                                                                                2006          2005
                                                                                                ----          ----
      Land and land improvements.........................................................    $   4,564     $   5,183
      Buildings..........................................................................       33,755        33,991
      Machinery, equipment, and leasehold improvements...................................      102,485        99,147
      Construction in progress...........................................................        1,736         2,089
                                                                                           ---------------------------
                                                                                               142,540       140,410
      Less accumulated depreciation......................................................       87,408        83,173
                                                                                           ---------------------------
      Net property, plant, and equipment.................................................    $  55,132     $  57,237
                                                                                           ===========================

     Depreciation  expense was  $8,575,000,  $8,859,000,  and $9,743,000 for the
years ended March 31, 2006, 2005 and 2004, respectively.

                          COLUMBUS MCKINNON CORPORATION

8.    GOODWILL AND INTANGIBLE ASSETS

     As discussed in Note 2, goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company's reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131. The Products segment was subdivided into three reporting units and the Solutions segment was subdivided into two reporting units.

     Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

     No impairment charges were recorded during fiscal 2006, 2005 or 2004.

     A summary of changes in goodwill during the years ended March 31, 2006 and 2005 by business segment is as follows:

                                                              PRODUCTS       SOLUTIONS        TOTAL
                                                           -------------------------------------------
    Balance at March 31, 2004.............................  $   184,994    $         -    $   184,994
    Currency translation..................................          449              -            449
                                                           -------------------------------------------
    Balance at March 31, 2005.............................  $   185,443    $         -    $   185,443
    Currency translation..................................         (526)             -           (526)
                                                           -------------------------------------------
    Balance at March 31, 2006.............................  $   184,917    $         -    $   184,917
                                                           ===========================================



     Other intangibles, net consists of the following:

                                                             -------------------
                                                                   MARCH 31,
                                                             -------------------
                                                                2006      2005
                                                                ----      ----
      Intangible pension assets.............................  $  2,148  $  1,537
      Patents and other, net................................       262       305
                                                             -------------------
      Other intangibles, net................................  $  2,410  $  1,842
                                                             ===================

     Only the patents and other, net is subject to amortization. Based on the current amount of patents and other, net, the estimated amortization expense for each of the succeeding five years is expected to be $100,000, $75,000, $50,000, $28,000, and 9,000, respectively.

                          COLUMBUS MCKINNON CORPORATION

9.    ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

     Consolidated accrued liabilities of the Company consisted of the following:

                                                        ------------------------
                                                                 MARCH 31,
                                                        ------------------------
                                                             2006          2005
                                                             ----          ----
      Accrued payroll..................................  $  18,736    $  15,895
      Accrued pension cost.............................      5,987        4,325
      Interest payable.................................      6,199        8,097
      Accrued workers compensation.....................      2,959        2,959
      Accrued income taxes payable.....................      6,493        4,237
      Accrued postretirement benefit obligation........      1,620        2,100
      Accrued health insurance.........................      2,891        2,550
      Accrued general and product liability costs......      4,000        3,500
      Other accrued liabilities........................     12,379        8,665
                                                        ------------------------
                                                         $  61,264    $  52,328
                                                        ========================


      Consolidated other non-current liabilities of the Company consisted of the following:

                                                        ------------------------
                                                                 MARCH 31,
                                                        ------------------------
                                                             2006          2005
                                                             ----          ----
      Accumulated postretirement benefit obligation....  $   4,856    $   5,273
      Accrued general and product liability costs......     16,969       12,594
      Accrued pension cost.............................     20,285       18,637
      Accrued workers compensation.....................      5,383        3,134
      Other non-current liabilities....................      2,996        2,365
                                                        ------------------------
                                                         $  50,489    $  42,003
                                                        ========================

                          COLUMBUS MCKINNON CORPORATION

10.    DEBT

     Consolidated debt of the Company consisted of the following:

                                                                                           -------------------------------
                                                                                                       MARCH 31,
                                                                                           -------------------------------
                                                                                                 2006           2005
                                                                                                 ----           ----
      Revolving Credit Facility due February 22, 2010.....................................   $          -   $          -
      Previous Term Loan repaid and retired April 2005....................................              -          5,819
      10% Senior Secured Notes due August 1, 2010  with interest
         payable in semi-annual installments .............................................         67,384        115,000
      Other senior debt...................................................................            584            735
                                                                                           -------------------------------
      Total senior debt...................................................................         67,968        121,554
      8 7/8% Senior Subordinated Notes due November 1, 2013 with interest
         payable in semi-annual installments..............................................        136,000              -
      8 1/2% Senior Subordinated Notes repaid and retired in October 2005.................              -        144,548
                                                                                           -------------------------------
      Total...............................................................................        203,968        266,102
      Less current portion................................................................            127          5,819
                                                                                           -------------------------------
                                                                                             $    203,841   $    260,283
                                                                                           ===============================

     On March 16, 2006, the Company amended and expanded its revolving credit facility. The Revolving Credit Facility provides availability up to a maximum of $75,000,000. Provided there is no default, the Company may on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000,000 if all Senior Secured Notes have been repaid in full or will be repaid in full contemporaneously with such increase, or $25,000,000 in the event that any Senior Secured Notes remain outstanding. The unused Revolving Credit Facility totaled $64,800,000, net of outstanding borrowings of $0 and outstanding letters of credit of $10,200,000. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our leverage ratio amounting to 100 or 0 basis points, respectively, at March 31, 2006. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     On September 2, 2005, the Company issued $136,000,000 of 8 7/8% Senior Subordinated Notes (8 7/8% Notes) due November 1, 2013. Proceeds from the 8 7/8% Notes and cash on hand were used to repurchase all of the outstanding 8 1/2% Senior Subordinated Notes (8 1/2% Notes). The repurchase of the 8 1/2% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $2,298,000. As a result of the repurchase of the 8 1/2% Notes, $922,000 of pre-tax deferred financing costs and $110,000 of the original issue discount were written-off. The net effect of these items, a $3,330,000 pre-tax loss in fiscal 2006, is shown as part of other (income) and expense, net.

     On July 22, 2003, the Company issued $115,000,000 of 10% Senior Secured Notes (10% Notes) due August 1, 2010. Proceeds from this offering were used for the repayment of various outstanding debt instruments including the repurchase of $35,700,000 of the 8 1/2% Notes at a discount ($30,060,000). The redemption in fiscal 2004 of the 8 1/2% Notes occurred at a discount resulting in a $5,640,000 pre-tax gain on early extinguishment of debt. As a result of the repayment of the various outstanding debt instruments including the 8 1/2% Notes, $4,925,000 of pre-tax deferred financing costs were written-off in fiscal 2004. The net effect of these two items, a $715,000 pre-tax gain, is shown as part of other (income) and expense, net.

     During fiscal 2006, the Company used a portion of the proceeds from its stock offering (see Note 14) to repurchase $47,616,000 of the outstanding 10% Notes. The repurchase of the 10% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $4,786,000. As a result of the repurchase of the 10% Notes, $1,085,000 of pre-tax deferred financing costs was written-off. The net effect of these items, a $5,871,000 pre-tax loss in fiscal 2006, is shown as part of other (income) and expense, net.

     During April and May of 2006, the Company repurchased an additional $32,128,000 of the outstanding 10% Notes (see Note 24).

                          COLUMBUS MCKINNON CORPORATION

     The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and a restriction on dividend payments, with which the Company was in compliance as of March 31, 2006.

     From time to time, the Company manages its debt portfolio by using interest rate swaps to achieve an overall desired position of fixed and floating rates. In June 2001, the Company entered into an interest rate swap agreement to effectively convert $40,000,000 of variable-rate debt to fixed-rate debt, which matured in June 2003. This cash flow hedge was considered effective and the gain or loss on the change in fair value was reported in other comprehensive income, net of tax.

     In August 2003, the Company entered into an interest rate swap agreement to convert $93,500,000 of fixed-rate debt (10%) to variable-rate debt (LIBOR plus
578.2 basis points) through August 2008 and $57,500,000 from August 2008 through August 2010. This interest rate swap was considered an ineffective hedge and therefore the change in fair value was recognized in income as a gain. The swap was terminated in January 2004 and a pre-tax gain of $1,900,000 was recognized as other income as a result of changes in the fair value of the swap.

     Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, the Company may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. The 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 7/8% Notes agreement) to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

     Provisions of the 10% Notes include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The 10% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 10% Notes agreement) to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require the Company to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements. The 10% Notes are also secured, in a second lien position, by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     The carrying amount of the Company's revolving credit facility approximates the fair value based on current market rates. The Company's Senior Secured Notes and Senior Subordinated Notes have an approximate fair market value of $74,207,000 and $142,800,000, respectively, based on quoted market prices, the total of which is more than their aggregate carrying amount of $203,384,000.

     The principal payments scheduled to be made as of March 31, 2006 on the above debt, for the next five annual periods subsequent thereto, are as follows (in thousands):

          2007          $    127
          2008               117
          2009                53
          2010                33
          2011            67,411

                          COLUMBUS MCKINNON CORPORATION

11.    RETIREMENT PLANS


     The Company provides defined benefit pension plans to certain employees. The Company uses December 31 as the measurement date for all of its pension plans. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

                                                                                        ----------------------------------
                                                                                                     MARCH 31,
                                                                                        ----------------------------------
                                                                                              2006              2005
                                                                                              ----              ----
      Change in benefit obligation:
           Benefit obligation at beginning of year.....................................    $   120,634      $   110,865
           Service cost................................................................          4,004            4,285
           Interest cost...............................................................          7,213            6,718
           Actuarial loss..............................................................          7,003            2,888
           Benefits paid...............................................................         (4,860)          (4,410)
           Foreign exchange rate changes...............................................            154              288
                                                                                        ----------------------------------
           Benefit obligation at end of year...........................................    $   134,148      $   120,634
                                                                                        ==================================

      Change in plan assets:
           Fair value of plan assets at beginning of year..............................    $    91,323      $    80,564
           Actual gain on plan assets..................................................          5,795            5,250
           Employer contribution.......................................................          7,816            9,673
           Benefits paid...............................................................         (4,860)          (4,410)
           Foreign exchange rate changes...............................................            132              246
                                                                                        ----------------------------------
           Fair value of plan assets at end of year....................................    $   100,206      $    91,323
                                                                                        ==================================

           Funded status ..............................................................    $   (33,942)     $   (29,311)
           Unrecognized actuarial loss.................................................         35,282           29,744
           Unrecognized prior service cost.............................................          2,148            1,537
                                                                                        ----------------------------------
           Net amount recognized.......................................................    $     3,488      $     1,970
                                                                                        ==================================

      Amounts recognized in the consolidated balance sheets are as follows:
                                                                                        ----------------------------------
                                                                                                   MARCH 31,
                                                                                        ----------------------------------
                                                                                              2006              2005
                                                                                              ----              ----
           Intangible asset............................................................    $     2,148      $     1,537
           Accrued liabilities.........................................................         (5,987)          (4,325)
           Other non-current liabilities...............................................        (20,284)         (18,637)
           Deferred tax effect of accumulated other comprehensive loss.................         11,038            8,823
           Accumulated other comprehensive loss........................................         16,573           14,572
                                                                                        ----------------------------------
           Net amount recognized.......................................................    $     3,488      $     1,970
                                                                                        ==================================

      Net periodic pension cost included the following components:

                                                                           ------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                           ------------------------------------------------
                                                                                 2006             2005           2004
                                                                                 ----             ----           ----
      Service costs--benefits earned during the period....................    $    4,004       $    4,285     $    3,921
      Interest cost on projected benefit obligation.......................         7,213            6,719          6,711
      Expected return on plan assets......................................        (6,753)          (6,666)        (5,404)
      Net amortization....................................................         2,518            4,033          1,978
                                                                           ------------------------------------------------
      Net periodic pension cost...........................................    $    6,982       $    8,371     $    7,206
                                                                           ================================================

     The fiscal 2005 pension expense includes a one-time, non-cash charge of $2,037,000 relating to a defined benefit plan at one of our foreign operations.

     The accumulated benefit obligation for all defined benefit plans was $126,196,000 and $113,486,000 as of March 31, 2006 and 2005, respectively.

                          COLUMBUS MCKINNON CORPORATION

     Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

                                                      --------------------------
                                                               MARCH 31,
                                                      --------------------------
                                                            2006         2005
                                                            ----         ----
           Projected benefit obligation..............  $   134,148  $   120,634
           Fair value of plan assets.................      100,206       91,323

     Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

                                                      --------------------------
                                                               MARCH 31,
                                                      --------------------------
                                                            2006         2005
                                                            ----         ----
           Accumulated benefit obligation............  $   126,196  $   113,486
           Fair value of plan assets.................      100,206       91,323

     Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

     The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

                                                                                  MARCH 31,
                                                            --------------------------------------------------------
                                                                2006          2005          2004          2003
                                                            --------------------------------------------------------
      Discount rate........................................      5.75%         6.00%         6.25%         6.75%
      Expected long-term rate of return on plan assets.....      7.50          8.25          8.40          8.50
      Rate of compensation increase........................      4.00          4.00          4.00          4.00

     The expected rate of return on plan asset assumptions are determined considering historical averages and real returns on each asset class.

     The Company's retirement plan target and actual asset allocations are as follows:

                                                                                  MARCH 31,
                                                            --------------------------------------------------------
                                                               TARGET                             ACTUAL
                                                            ---------------            -----------------------------
                                                                2007                        2006          2005
                                                            ---------------            -----------------------------
      Equity securities....................................       70%                         56%           55%
      Fixed income.........................................       30                          44            45
                                                            ---------------            -----------------------------
      Total plan assets....................................      100%                        100%          100%
                                                            ===============            =============================

     The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the aforementioned objective and produce both absolute and risk adjusted returns competitive with a benchmark that is a blend of the S&P 500 and an aggregate bond fund. The shift to the targeted allocation is the result of management's re-evaluation of its investment allocation. The targeted allocation will be accomplished as some plan assets governed by collective bargaining contracts will be transferred from fixed income into equity securities, as well as reallocation of remaining assets to achieve the desired balance during fiscal 2007.

     The Company's funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute $5,987,000 to its pension plans in fiscal 2007.

                          COLUMBUS MCKINNON CORPORATION

     Information about the expected benefit payments for the Company's defined benefit plans is as follows:


          2007                     $     5,079
          2008                           6,174
          2009                           5,888
          2010                           6,487
          2011                           7,084
          2012-2016                     46,221

     The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $1,476,000, $673,000 and $635,000 for the years ended March 31, 2006, 2005 and 2004, respectively.


12.    EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" requires that compensation expense for ESOP shares be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost. Also, dividends on those ESOP shares that have not been allocated or committed to be released to ESOP participants are not reflected as a reduction of retained earnings. Rather, since those dividends are used for debt service, a charge to compensation expense is recorded. Furthermore, ESOP shares that have not been allocated or committed to be released are not considered outstanding for purposes of calculating earnings per share.

     The obligation of the ESOP to repay borrowings incurred to purchase shares of the Company's common stock is guaranteed by the Company; the unpaid balance of such borrowings, if any, would be reflected in the consolidated balance sheet as a liability. An amount equivalent to the cost of the collateralized common stock and representing deferred employee benefits has been recorded as a deduction from shareholders' equity.

     Substantially all of the Company's domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $653,000, $296,000 and $200,000 in fiscal 2006, 2005 and 2004, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

     At  March  31,  2006  and  2005,   723,618  and  795,791  of  ESOP  shares,
respectively, were allocated or available to be allocated to participants' accounts. At March 31, 2006 and 2005, 249,821 and 284,695 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

     The fair market value of unearned ESOP shares at March 31, 2006 amounted to $6,728,000.


13.    POSTRETIREMENT BENEFIT OBLIGATION

     The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to certain domestic retirees and their dependents of one of its subsidiaries. Prior to the acquisition of this subsidiary, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons ("AARP") premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

                          COLUMBUS MCKINNON CORPORATION

     On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("Medicare Act"). In March 2004, the FASB issued Staff Position No FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("FSP No 106-2")," which provides accounting guidance on how to account for the effects of the Medicare Act on postretirement plans that provide prescription drug benefits. The Medicare Act also requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. Additionally, FSP 106-2 provides two transition methods - retroactive to the date of enactment or prospective from the date of adoption. The Company elected to adopt FAS 106-2 and apply the prospective transition method in the second quarter of fiscal 2005. The accumulated post retirement benefit obligation decreased $2,339,000 as of July 4, 2004 and net periodic postretirement benefit cost decreased by $225,000 for fiscal 2005. As a result of delays in filing the required paperwork to receive the prescription drug benefits under the Medicare Act, the benefit obligation has been adjusted at March 31, 2006 to reflect an increase in the liability that will be charged to net periodic postretirement benefit cost over the average remaining service period of the participants. The Company still expects to file the required paperwork at some point in the future to receive the benefit. The impact of the delayed filing was not material to the benefit obligation at March 31, 2006 or net periodic postretirement benefit cost for the year end March 31, 2006.

     The Company's postretirement health benefit plans are not funded. In accordance with FAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," the following sets forth a reconciliation of benefit obligation and the funded status of the plan:

                                                                                    ----------------------------------
                                                                                               MARCH 31,
                                                                                    ----------------------------------
                                                                                         2006             2005
                                                                                         ----             ----
      Change in benefit obligation:
           Benefit obligation at beginning of year.................................    $    12,927     $    15,984
           Service cost............................................................              6              17
           Interest cost...........................................................            751             834
           Amendment...............................................................              -          (2,339)
           Actuarial loss..........................................................            601             460
           Benefits paid...........................................................         (2,064)         (2,029)
                                                                                    ----------------------------------
              Benefit obligation at end of year....................................    $    12,221     $    12,927
                                                                                    ==================================

           Funded status ..........................................................    $   (12,221)    $   (12,927)
           Unrecognized actuarial loss.............................................          5,745           5,554
                                                                                    ----------------------------------
           Net amount recognized in accrued and other non-current liabilities......    $    (6,476)    $    (7,373)
                                                                                    ==================================


     Net periodic postretirement benefit cost included the following:

                                                                               ---------------------------------------
                                                                                         YEAR ENDED MARCH 31,
                                                                               ---------------------------------------
                                                                                   2006         2005         2004
                                                                                   ----         ----         ----
      Service cost--benefits attributed to service during the period..........     $    6      $   17       $   11
      Interest cost...........................................................        751         834          869
      Amortization of prior service gain......................................          -           -         (153)
      Amortization of plan net losses.........................................        411         460          643
                                                                               ---------------------------------------
           Net periodic postretirement benefit cost...........................     $1,168      $1,311       $1,370
                                                                               =======================================

     For measurement purposes, healthcare costs were assumed to increase 9% in fiscal 2007, grading down over time to 5% in seven years. The discount rate used in determining the accumulated postretirement benefit obligation was 5.75% and 6.00% as of March 31, 2006 and 2005, respectively.

                          COLUMBUS MCKINNON CORPORATION

     Information   about  the  expected   benefit  payments  for  the  Company's
postretirement health benefit plans is as follows:

          2007                     $     1,620
          2008                           1,529
          2009                           1,441
          2010                           1,323
          2011                           1,315
          2012-2016                      5,250


     Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                               ONE PERCENTAGE        ONE PERCENTAGE
                                                                               POINT INCREASE        POINT DECREASE
                                                                           ---------------------------------------------
           Effect on total of service and interest cost components........          $      40           $     (36)
           Effect on postretirement obligation............................                724                (656)

14. EARNINGS PER SHARE AND STOCK PLANS

   EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128). Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes any dilutive effects of stock options.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      -----------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                      -----------------------------------------------------
                                                                            2006             2005              2004
                                                                            ----             ----              ----
      Numerator for basic and diluted earnings per share:
         Income from continuing operations...........................   $       59,100   $       16,067    $        1,193
         Income from discontinued operations.........................              696              643                 -
                                                                      -----------------------------------------------------
           Net income ...............................................   $       59,796   $       16,710    $        1,193
                                                                      =====================================================

      Denominators:
         Weighted-average common stock outstanding--
           denominator for basic EPS.................................           16,052           14,594            14,553
         Effect of dilutive employee stock options...................              576              209                 1
                                                                      -----------------------------------------------------
         Adjusted weighted-average common stock
           outstanding and assumed conversions--
           denominator for diluted EPS...............................           16,628           14,803            14,554
                                                                      =====================================================

     The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 12).

     During fiscal 2006, the Company registered an additional 3,350,000 shares of its common stock which were sold at $20.00 per share. The number of shares offered by the Company was 3,000,000 and 350,000 were offered by a selling shareholder. The Company did not receive any proceeds from the sale of shares by the selling shareholder. This stock offering increased the Company's weighted average common stock outstanding by 1,134,000 shares for fiscal 2006. A portion of the proceeds received by the Company were used to redeem $47,616,000 principal amount of the Company's outstanding 10% Senior Secured Notes. The balance of the proceeds is available for other general corporate purposes to advance the Company's strategy of global growth, additional debt repayment, investments and acquisitions.

                         COLUMBUS MCKINNON CORPORATION

   STOCK PLANS

     The Company maintains two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. As of March 31, 2006, no options have been granted to non-employees. Options granted under the Non-Qualified and Incentive Plans become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted.

     A summary of option transactions during each of the three fiscal years in the period ended March 31, 2006 is as follows:

                                                                                                  WEIGHTED-AVERAGE
                                                                               SHARES              EXERCISE PRICE
                                                                      --------------------------------------------------
    Balance at March 31, 2003.......................................            1,311,750             $      14.05
       Granted......................................................               45,000                     6.92
       Cancelled....................................................             (126,900)                   14.28
                                                                      --------------------------------------------------
    Balance at March 31, 2004.......................................            1,229,850             $      13.77
       Granted......................................................              741,500                     6.41
       Exercised....................................................              (52,000)                    8.25
       Cancelled....................................................             (116,550)                   13.82
                                                                      --------------------------------------------------
    Balance at March 31, 2005.......................................            1,802,800             $      10.89
       Granted......................................................               45,000                    21.61
       Exercised....................................................             (626,282)                   11.41
       Cancelled....................................................              (89,400)                    7.76
                                                                      --------------------------------------------------
    Balance at March 31, 2006.......................................            1,132,118             $      11.28
                                                                      ==================================================

     A summary of exercisable and available for grant options is as follows:

                                                                            ----------------------------------------------
                                                                                          YEAR ENDED MARCH 31,
                                                                            ----------------------------------------------
                                                                                    2006           2005           2004
                                                                                    ----           ----           ----
      Exercisable at end of year...........................................       605,243        926,050        851,425
      Available for grant at end of year...................................       172,100        127,700        752,650

     Exercise prices for options outstanding as of March 31, 2006, ranged from $5.46 to $29.00. The following table provides certain information with respect to stock options outstanding at March 31, 2006:

                                                                                                  WEIGHTED-AVERAGE
                                                    STOCK OPTIONS         WEIGHTED-AVERAGE     REMAINING CONTRACTUAL
           RANGE OF EXERCISE PRICES                  OUTSTANDING           EXERCISE PRICE               LIFE
           ------------------------                  -----------           --------------               ----
           Up to $10.00......................          702,000               $    6.91                   7.3
           $10.01 to $20.00..................          175,568                   14.32                   4.9
           $20.01 to $30.00..................          254,550                   21.25                   4.1
                                               -------------------------------------------------------------------------
                                                     1,132,118               $   11.28                   6.2
                                               =========================================================================

     The following table provides certain information with respect to stock options exercisable at March 31, 2006:

                                                                            STOCK OPTIONS           WEIGHTED-AVERAGE
                       RANGE OF EXERCISE PRICES                              OUTSTANDING             EXERCISE PRICE
                       ------------------------                              -----------             --------------
           Up to $10.00.............................................              276,375             $       8.95
           $10.01 to $20.00.........................................              119,318                    14.51
           $20.01 to $30.00.........................................              209,550                    21.18
                                                                           --------------             ------------
                                                                                  605,243             $      14.28
                                                                           ==============             ============

                          COLUMBUS MCKINNON CORPORATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date and the number of options granted is fixed, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for issued options in fiscal 2006, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                    MARCH 31, 2006      MARCH 31, 2005     MARCH 31, 2004
                                                   -------------------------------------------------------
Assumptions:
     Risk-free interest rate....................         4.5 %               4.9 %              4.5 %
     Dividend yield--Incentive Plan.............         0.0 %               0.0 %              0.0 %
     Volatility factor..........................         0.615               0.569              0.567
     Expected life--Incentive Plan..............       5 years             5 years            5 years

     The weighted-average fair value of options granted in 2006, 2005 and 2004 was $12.13, $3.45 and $3.68 per share, respectively.

     The Company maintains a Restricted Stock Plan, under which the Company had 48,000 and 49,000 shares reserved for issuance at March 31, 2006 and 2005, respectively. The Company charges unearned compensation, a component of shareholders' equity, for the market value of shares, as they are issued. It is then ratably amortized over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant. 1,000 shares were issued during the year ended March 31, 2006. No shares were issued during the years ended March 31, 2005 or 2004.

15.    LOSS CONTINGENCIES

     From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

     GENERAL AND PRODUCT LIABILITY-- During the fourth quarter of fiscal 2006, the Company reevaluated the predictability of future cash flows associated with its self-insured product liability and asbestos reserves and concluded that future cash payments related to reserves for nonasbestos claims could no longer be discounted due to their underlying uncertainty. Reserves for asbestos claims continue to be discounted at a risk free rate. This change in estimate resulted in a reduction in the discount recorded by the company of approximately $1,578,000 ($0.09 diluted EPS impact for fiscal 2006). The gross reserves as of March 31, 2006 and 2005 were $23,329,000 and $19,653,000, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 6).

                          COLUMBUS MCKINNON CORPORATION

     The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

                                                                 ---------------------------------------------------
                                                                                     YEAR ENDED MARCH 31,
                                                                 ---------------------------------------------------
                                                                       2006             2005             2004
                                                                       ----             ----             ----
      Accrued general and product liability, beginning of year..     $ 16,094         $ 15,930        $ 14,439
      Add impact of change in discount estimate.................        1,578                -               -
      Add provision for claims..................................        6,342            5,780           5,398
      Deduct payments for claims................................       (3,045)          (5,616)         (3,907)
                                                                 ---------------------------------------------------
      Accrued general and product liability, end of year........     $ 20,969         $ 16,094        $ 15,930
                                                                 ===================================================

     The per occurrence limits on our self-insurance for general and product liability coverage to Columbus McKinnon were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company's coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2006.

     Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2007.

     Like  many   industrial   manufacturers,   the   Company  is   involved  in
asbestos-related litigation. In continually evaluating costs relating to its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

                          COLUMBUS MCKINNON CORPORATION

     Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2031 and March 31, 2082 to range between $5,500,000 and $19,000,000 using actuarial parameters of continued claims for a period of 25 to 76 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles, is through March 31, 2031 and ranges from $5,500,000 to $6,500,000 as of March 31, 2006. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Based on the underlying actuarial information, the Company has reflected $6,300,000 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The increase in the recorded liability from the amount of $4,800,000 at March 31, 2005 is due to a change in actuarial parameters used to calculate required asbestos liability reserve levels. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act." Of this amount, management expects to incur asbestos liability payments of approximately $500,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

16.    RESTRUCTURING CHARGES

     The Company has analyzed its global capacity requirements and, as a result, began a series of facility rationalization projects in early fiscal 2002. The decision to close or significantly reorganize the facilities identified was based upon the cost structure of those facilities relative to others within the Company. Production operations were transferred to other facilities within the same reporting segment, to better utilize their available capacity.

     During fiscal 2006, the Company recorded restructuring costs of $1,609,000 related to environmental remediation charges, inventory disposal costs, and facility costs as a result of the continued closure, merging and reorganization of the Company. $1,000,000 and $600,000 of these costs are related to the Products and Solutions segments, respectively. The charges primarily relate to the cost of removal of certain environmentally hazardous materials in accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations" and FIN 47 ($600,000) and inventory disposal related to the rationalization of certain product families within our mechanical jacks line ($400,000). In addition, we have accrued additional costs of maintenance of a non-operating facility based on anticipated sale date ($300,000). The costs associated with the disposal of this facility were originally accrued as a result of the restructuring occurring prior to the adoption of SFAS No. 146 SFAS No. 146 "Accounting for the Costs Associated with Exit or Disposal Activities." As of March 31, 2006, the liability primarily consists of costs associated with the preparation and maintenance of a non-operating facility and environmental remediation costs which were accrued in accordance with SFAS No. 143. The Company has one facility that is completely closed and prepared for disposal.

     During fiscal 2005, the Company recorded restructuring costs of $910,000 related to various employee termination benefits and facility costs as a result of the continued closure, merging and reorganization of the Company. $600,000 and $300,000 of these costs are related to the Products and Solutions segments, respectively. The charges primarily relate to the maintenance of facilities being expensed on an as incurred basis in accordance with SFAS No. 146. As of March 31, 2005, the liability primarily consisted of costs associated with the preparation and maintenance of a non-operating facility prior to disposal which were accrued prior to the adoption of SFAS No. 146. Due to changes in the real estate market and a reassessment of the fair value of the property, the asset was written-down by $300,000 during fiscal 2005.

     During fiscal 2004, the Company recorded restructuring costs of $1,239,000 related to various employee termination benefits and facility costs as a result of the continued closure, merging and reorganization of the Company and completion of the two open projects from fiscal 2003. $800,000 and $400,000 of these costs are related to the Products and Solutions segments, respectively. Approximately 130 employees were terminated at the various facilities. As of March 31, 2004, the liability consisted of severance payments and costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities."

                          COLUMBUS MCKINNON CORPORATION

     The following provides a reconciliation of the activity related to restructuring reserves:

                                                                                 ---------------------------------------
                                                                                  EMPLOYEE     FACILITY        TOTAL
      Reserve at March 31, 2003.................................................    $    922     $  1,409     $  2,331
      Fiscal 2004 restructuring charges.........................................       1,005          234        1,239
      Cash payments.............................................................      (1,766)      (1,243)      (3,009)
                                                                                 ---------------------------------------
      Reserve at March 31, 2004.................................................    $    161     $    400     $    561
      Fiscal 2005 restructuring charges.........................................          81          829          910
      Cash payments.............................................................        (226)        (801)      (1,027)
      Write-down of non-operating property......................................           -         (300)        (300)
                                                                                 ---------------------------------------
      Reserve at March 31, 2005.................................................    $     16     $    128     $    144
      Fiscal 2006 restructuring charges.........................................         358        1,251        1,609
      Cash payments.............................................................        (315)        (645)        (960)
                                                                                 ---------------------------------------
      Reserve at March 31, 2006.................................................    $     59     $    734     $    793
                                                                                 =======================================


17.    INCOME TAXES

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the difference were as follows:

                                                                            ----------------------------------------------
                                                                                         YEAR ENDED MARCH 31,
                                                                            ----------------------------------------------
                                                                                 2006           2005           2004
                                                                                 ----           ----           ----
      Expected tax at 35%..................................................   $     9,854    $     6,617    $     1,821
      State income taxes net of federal benefit............................           705            363            614
      Foreign taxes greater (less) than statutory provision................            41           (579)           905
      Permanent items......................................................           370              -              -
      Benefit of worthless stock deduction.................................             -              -        (44,815)
      Research and development credit......................................             -              -         (1,058)
      Valuation allowance..................................................       (44,237)        (4,435)        46,974
      Other................................................................         2,321            230           (432)
                                                                            ----------------------------------------------
      Actual tax (benefit) provision.......................................   $   (30,946)   $     2,196    $     4,009
                                                                            ==============================================

      The provision for income tax (benefit) expense consisted of the following:
                                                                            ----------------------------------------------
                                                                                         YEAR ENDED MARCH 31,
                                                                            ----------------------------------------------
                                                                                 2006           2005           2004
                                                                                 ----           ----           ----
      Current income tax expense (benefit):
           United States Federal...........................................   $       856    $      (426)   $       147
           State taxes.....................................................         1,084            559            928
           Foreign.........................................................         4,082          3,034          2,779
      Deferred income tax (benefit) expense:
           United States...................................................       (37,099)             -            880
           Foreign.........................................................           131           (971)          (725)
                                                                            ----------------------------------------------
                                                                              $   (30,946)   $     2,196    $     4,009
                                                                            ==============================================


                          COLUMBUS MCKINNON CORPORATION

     The Company applies the liability method of accounting for income taxes as required by FAS Statement No. 109, "Accounting for Income Taxes." The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                       -----------------------------------
                                                                                                    MARCH 31,
                                                                                       -----------------------------------
                                                                                               2006             2005
                                                                                               ----             ----
      Deferred tax assets:
         Federal net operating loss carryforwards.....................................    $     29,075      $     34,292
         State net operating loss carryforwards.......................................           6,301             6,750
         Employee benefit plans.......................................................           9,518             7,929
         Asset reserves...............................................................           2,384             2,596
         Insurance reserves...........................................................           7,283             6,558
         Accrued vacation and incentive costs.........................................           1,980             2,077
         Capital loss carryforwards...................................................               -               708
         Other........................................................................           6,337             6,543
         Valuation allowance..........................................................          (6,301)          (50,538)
                                                                                       -----------------------------------
           Gross deferred tax assets                                                            56,577            16,915
                                                                                       -----------------------------------
      Deferred tax liabilities:
         Inventory reserves...........................................................          (3,398)           (3,050)
         Property, plant, and equipment...............................................          (2,822)           (4,321)
                                                                                       -----------------------------------
           Gross deferred tax liabilities.............................................          (6,220)           (7,371)
                                                                                       -----------------------------------
              Net deferred tax assets.................................................    $     50,357      $      9,544
                                                                                       ===================================


     As of March 31, 2006, the Company had U.S. federal net operating loss carryforwards of approximately $83,070,000. The net operating loss carryforwards arose in fiscal 2004 primarily as a result of a worthless stock deduction taken on the Company's March 31, 2003 federal income tax return relating to the sale of substantially all of the assets of a domestic subsidiary. If not utilized, these carryforwards will expire in fiscal years 2023 and 2024.

     A valuation allowance of $50,538,000 existed at March 31, 2005 due to the uncertainly of whether the Company's operating loss carryforwards, deferred tax assets and capital loss carryforwards might ultimately be realized. We were able to utilize $14,906,000 of the federal operating loss carryforwards in fiscal 2006 which reduced the valuation allowance by $5,217,000. As a result of the increased operating performance of the Company over the past several years, the Company reevaluated the certainty as to whether the Company's remaining net operating loss carryforwards and other deferred tax assets may ultimately be realized. As a result of the determination that it is more likely than not that all of the remaining deferred tax assets will be realized with the exception of state net operating loss carryforwards, a significant portion of the remaining valuation allowance was reversed in fiscal 2006.

     Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

                                                     --------------------------
                                                               MARCH 31,
                                                     --------------------------
                                                         2006          2005
                                                         ----          ----
      Net current deferred tax asset................  $   6,513      $   4,977
      Net non-current deferred tax asset............     46,065          6,122
      Net current deferred tax liability............     (1,189)          (816)
      Net non-current deferred tax liability........     (1,032)          (739)
                                                     --------------------------
           Net deferred tax asset...................  $  50,357      $   9,544
                                                     ==========================

     The net current deferred tax asset, net current deferred tax liability, and net non-current deferred tax liability are included in prepaid expenses, accrued liabilities, and other non-current liabilities, respectively.

                          COLUMBUS MCKINNON CORPORATION

     Income from continuing operations before income tax (benefit) expense includes foreign subsidiary income of $13,034,000, $8,588,000 and $3,687,000 for the years ended March 31, 2006, 2005, and 2004, respectively. As of March 31, 2006, the Company had unrecognized deferred tax liabilities related to approximately $24 million of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

     In the year ended March 31, 2006, 581,064 shares of common stock were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The total tax benefit to the Company from these transactions, which is credited to additional paid-in capital rather than recognized as a reduction of income tax expense, was
$2,154,000 in 2006. This tax benefit has also been recognized in the consolidated balance sheet as a reduction of deferred income taxes payable.

     The Company reviewed the provisions of the American Jobs Creation Act of 2004. The American Jobs Creation Act had no material impact on the operations of the Company for fiscal year 2006.

18.     RENTAL EXPENSE AND LEASE COMMITMENTS

     Rental expense for the years ended March 31, 2006, 2005 and 2004 was $3,914,000, $3,718,000, and $3,594,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2006 under non-cancelable operating leases extending beyond one year:

                                                     VEHICLES AND
      YEAR ENDED MARCH 31,        REAL PROPERTY        EQUIPMENT         TOTAL
      --------------------        -------------        ---------         -----
      2007....................     $      1,279       $     2,156       $  3,435
      2008....................            1,333             1,645          2,978
      2009....................            1,267             1,305          2,572
      2010....................            1,108               975          2,083
      2011....................              704               676          1,380

                          COLUMBUS MCKINNON CORPORATION

19.    SUMMARY FINANCIAL INFORMATION

     The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.


As of and for the year ended March 31, 2006:

                                                                                  NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------------------
 AS OF MARCH 31, 2006:
 Current assets:
      Cash....................................    $   27,531    $   (1,461)   $   19,528    $        --     $    45,598
      Trade accounts receivable and unbilled
         revenues.............................        60,808           157        46,822             --         107,787
      Inventories.............................        32,708        18,177        26,325         (2,365)         74,845
      Prepaid expenses........................         4,777         1,446         8,903            550          15,676
                                               --------------------------------------------------------------------------
         Total current assets.................       125,824        18,319       101,578         (1,815)        243,906
 Net property, plant, and equipment...........        24,651        11,703        18,778             --          55,132
 Goodwill and other intangibles, net..........        89,808        58,036        39,483             --         187,327
 Intercompany balances........................        92,325       (93,637)      (73,697)        75,009              --
 Other non-current assets.....................        96,548       197,328        25,939       (240,136)         79,679
                                               --------------------------------------------------------------------------
         Total assets.........................    $  429,156    $  191,749    $  112,081    $  (166,942)    $   566,044
                                               ==========================================================================

 Current liabilities..........................    $   48,146    $   15,368    $   43,306    $       473     $   107,293
 Long-term debt, less current portion.........       203,384            --           457             --         203,841
 Other non-current liabilities................        16,305         8,676        25,508             --          50,489
                                               --------------------------------------------------------------------------
         Total liabilities....................       267,835        24,044        69,271            473         361,623
 Shareholders' equity.........................       161,321       167,705        42,810       (167,415)        204,421
                                               --------------------------------------------------------------------------
         Total liabilities and shareholders'
              equity..........................    $  429,156    $  191,749    $  112,081    $  (166,942)    $   566,044
                                               ==========================================================================

 FOR THE YEAR ENDED MARCH 31, 2006:
 Net sales....................................    $  268,570    $  152,181    $  163,787    $   (28,531)    $   556,007
 Cost of products sold........................       200,639       114,042       120,842        (27,138)        408,385
                                               --------------------------------------------------------------------------
 Gross profit.................................        67,931        38,139        42,945         (1,393)        147,622
                                               --------------------------------------------------------------------------
 Selling, general and administrative expenses.        40,811        16,003        31,081             --          87,895
 Restructuring charges........................         1,635            --           (26)            --           1,609
 Amortization of intangibles..................           179             3            67             --             249
                                               --------------------------------------------------------------------------
 Income from operations.......................        25,306        22,133        11,823         (1,393)         57,869
 Interest and debt expense....................        19,558         4,876           233             --          24,667
 Other (income) and expense, net..............         8,055            20        (3,027)            --           5,048
                                               --------------------------------------------------------------------------
 (Loss)  income  from  continuing   operations
    before income tax (benefit) expense.......        (2,307)       17,237        14,617         (1,393)         28,154
 Income tax (benefit) expense.................       (37,950)        2,912         4,263           (171)        (30,946)
                                               --------------------------------------------------------------------------
 Income from continuous operations............        35,643        14,325        10,354         (1,222)         59,100
 Income from discontinued operations..........           696            --            --             --             696
                                               --------------------------------------------------------------------------
 Net income...................................    $   36,339    $   14,325    $   10,354    $    (1,222)    $    59,796
                                               ==========================================================================





                          COLUMBUS MCKINNON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                                  NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------------------
 FOR THE YEAR ENDED MARCH 31, 2006:
 OPERATING ACTIVITIES:
 Cash provided by operating activities........    $   28,512    $    8,418    $   11,587    $        --     $    48,517
 INVESTING ACTIVITIES:
 Purchases of marketable securities, net......            --            --          (888)            --            (888)
 Capital expenditures.........................        (4,759)         (800)       (2,871)            --          (8,430)
 Proceeds from sale of businesses  and surplus
    real estate...............................            --           468         1,623             --           2,091
 Proceeds from discontinued operations note
    receivable - revised......................           857            --            --             --             857
                                               --------------------------------------------------------------------------
 Net cash used in investing activities........        (3,902)         (332)       (2,136)            --          (6,370)
 FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.......        56,619            --            --             --          56,619
 Proceeds from exercise of stock options......         7,149            --            --             --           7,149
 Net borrowings under revolving line-of-credit
    agreements................................           240            --         1,121             --           1,361
 Repayment of debt............................      (204,832)           --          (335)            --        (205,167)
 Proceeds from issuance of long-term debt.....       136,000            --            --             --         136,000
 Deferred financing costs incurred............        (2,877)           --            --             --          (2,877)
 Dividends paid...............................         9,067        (8,854)         (213)            --              --
 Other........................................           558            --            --             --             558
                                               --------------------------------------------------------------------------
 Net cash provided by (used in) financing
    activities................................         1,924        (8,854)          573             --          (6,357)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH......            --             4           325             --             329
                                               --------------------------------------------------------------------------
 Net change in cash and cash equivalents......        26,534          (764)       10,349             --          36,119
 Cash and cash equivalents at
      beginning of year.......................           997          (697)        9,179             --           9,479
                                               --------------------------------------------------------------------------
 Cash and cash equivalents at end of year.....    $   27,531    $   (1,461)   $   19,528    $        --     $    45,598
                                               ==========================================================================



As of and for the year ended March 31, 2005:

 AS OF MARCH 31, 2005:
 Current assets:
      Cash....................................    $    1,019    $     (697)   $    9,157    $        --     $     9,479
      Trade accounts receivable and unbilled
         revenues.............................        57,707           197        39,918             --          97,822
      Inventories.............................        33,651        18,919        26,028           (972)         77,626
      Prepaid expenses........................         7,297           973         5,928             --          14,198
                                               --------------------------------------------------------------------------
         Total current assets.................        99,674        19,392        81,031           (972)        199,125
 Net property, plant, and equipment...........        25,107        12,847        19,283             --          57,237
 Goodwill and other intangibles, net..........        90,027        57,287        39,971             --         187,285
 Intercompany balances........................        98,964      (102,189)      (70,216)        73,441              --
 Other non-current assets.....................        55,396       197,864        24,159       (240,195)         37,224
                                               --------------------------------------------------------------------------
         Total assets.........................    $  369,168    $  185,201    $   94,228    $  (167,726)    $   480,871
                                               ==========================================================================

 Current liabilities..........................    $   47,189    $   14,450    $   36,653    $    (1,474)    $    96,818
 Long-term debt, less current portion.........       259,520            --           763             --         260,283
 Other non-current liabilities................        11,032         8,199        22,772             --          42,003
                                               --------------------------------------------------------------------------
         Total liabilities....................       317,741        22,649        60,188         (1,474)        399,104
 Shareholders' equity.........................        51,427       162,552        34,040       (166,252)         81,767
                                               --------------------------------------------------------------------------
         Total liabilities and shareholders'
              equity..........................    $  369,168    $  185,201    $   94,228    $  (167,726)    $   480,871
                                               ==========================================================================



                          COLUMBUS MCKINNON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                                                                  NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------------------
 FOR THE YEAR ENDED MARCH 31, 2005:
 Net sales....................................    $  245,166    $  141,324    $  151,741    $   (23,479)    $   514,752
 Cost of products sold........................       188,499       110,455       113,369        (23,479)        388,844
                                               --------------------------------------------------------------------------
 Gross profit.................................        56,667        30,869        38,372             --         125,908
                                               --------------------------------------------------------------------------
 Selling, general and administrative expenses.        34,290        18,957        30,774             --          84,021
 Restructuring charges........................           782            --           128             --             910
 Amortization of intangibles..................           242             3            67             --             312
                                               --------------------------------------------------------------------------
 Income from operations.......................        21,353        11,909         7,403             --          40,665
 Interest and debt expense....................        23,916         3,378           326             --          27,620
 Other income, net............................        (1,562)       (2,560)       (1,096)            --          (5,218)
                                               --------------------------------------------------------------------------
 (Loss)  income  from  continuing   operations
    before income tax (benefit) expense.......        (1,001)       11,091         8,173             --          18,263
 Income tax (benefit) expense.................        (1,424)        1,487         2,133             --           2,196
                                               --------------------------------------------------------------------------
 Income from continuous operations............           423         9,604         6,040             --          16,067
 Income from discontinued operations..........           643            --            --             --             643
                                               --------------------------------------------------------------------------
 Net income...................................    $    1,066    $    9,604    $    6,040    $        --     $    16,710
                                               ==========================================================================



 FOR THE YEAR ENDED MARCH 31, 2005:
 OPERATING ACTIVITIES:
 Cash (used in) provided by operating
    activities................................    $  (54,146)   $   64,479    $    6,828    $        --     $    17,161
 INVESTING ACTIVITIES:
 Proceeds from marketable securities, net.....           705            --           609             --           1,314
 Capital expenditures.........................        (3,718)         (610)       (1,597)            --          (5,925)
 Proceeds from sale of businesses  and surplus
    real estate...............................         3,439         3,303            --             --           6,742
 Net assets held for sale.....................            --           375            --             --             375
 Proceeds from discontinued operations note
    receivable - revised......................           643            --            --             --             643
                                               --------------------------------------------------------------------------
 Net  cash  provided  by (used  in)  investing
    activities................................         1,069         3,068          (988)            --           3,149
FINANCING ACTIVITIES:
 Proceeds from exercise of stock options......           428            --            --             --             428
 Net payments under revolving line-of-credit
    agreements................................          (219)           --          (904)            --          (1,123)
 Repayment of debt............................       (21,666)           --           (79)            --         (21,745)
 Deferred financing costs incurred............           (24)           --            --             --             (24)
 Dividends paid...............................        68,168       (68,000)         (168)            --              --
 Other........................................           562            --            --             --             562
                                               --------------------------------------------------------------------------
 Net cash provided by (used in) financing
    activities................................        47,249       (68,000)       (1,151)            --         (21,902)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH......          (134)           85            19             --             (30)
                                               --------------------------------------------------------------------------
 Net change in cash and cash equivalents......        (5,962)         (368)        4,708             --          (1,622)
 Cash and cash equivalents at
      beginning of year.......................         6,981          (329)        4,449             --          11,101
                                               --------------------------------------------------------------------------
 Cash and cash equivalents at end of year.....    $    1,019    $     (697)   $    9,157    $        --     $     9,479
                                               ==========================================================================





                          COLUMBUS MCKINNON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

For the year ended March 31, 2004:

                                                                                  NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------------------
 FOR THE YEAR ENDED MARCH 31, 2004:
 Net sales....................................    $  226,631    $  114,987    $  124,116    $   (21,143)    $   444,591
 Cost of products sold........................       173,269        94,677        93,785        (21,986)        339,745
                                               --------------------------------------------------------------------------
 Gross profit.................................        53,362        20,310        30,331            843         104,846
                                               --------------------------------------------------------------------------
 Selling, general and administrative expenses.        35,046        12,854        25,457             --          73,357
 Restructuring charges........................         1,281            --           (42)            --           1,239
 Amortization of intangibles..................           245             3           135             --             383
                                               --------------------------------------------------------------------------
 Income from operations.......................        16,790         7,453         4,781            843          29,867
 Interest and debt expense....................        28,390          (263)          729             --          28,856
 Other (income) and expense, net..............           888       (12,573)       (1,456)         8,950          (4,191)
                                               --------------------------------------------------------------------------
 (Loss) income from continuing operations
    before income tax (benefit) expense.......       (12,488)       20,289         5,508         (8,107)          5,202
 Income tax (benefit) expense.................        (1,306)        3,181         2,134             --           4,009
                                               --------------------------------------------------------------------------
 Net (loss) income............................    $  (11,182)   $   17,108    $    3,374    $    (8,107)    $     1,193
                                               ==========================================================================





 FOR THE YEAR ENDED MARCH 31, 2004:
 OPERATING ACTIVITIES:
 Cash provided by (used in) operating
    activities................................    $   19,359    $   (2,644)   $   18,623    $    (8,969)    $    26,369
 INVESTING ACTIVITIES:
 Proceeds from marketable securities, net.....            --            --           110             --             110
 Capital expenditures.........................        (2,635)         (700)         (284)            --          (3,619)
 Proceeds from sale of businesses.............         4,015            --            --             --           4,015
 Proceeds  from  sale of  property,  plant and
    equipment.................................            --           387            --             --             387
 Net assets held for sale.....................            --         3,376            --             --           3,376
                                               --------------------------------------------------------------------------
 Net  cash  provided  by (used  in)  investing
    activities................................         1,380         3,063          (174)            --           4,269
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.......            --            --           (19)            19              --
 Net (payments) borrowings under revolving
    line-of-credit agreements.................        (9,925)           --         3,033             --          (6,892)
 Repayment of debt............................      (115,147)           --       (10,617)            --        (125,764)
 Proceeds from issuance of long term debt.....       115,000            --            --             --         115,000
 Deferred financing costs incurred............        (4,432)           --            --             --          (4,432)
 Dividends paid...............................           174            --        (9,124)         8,950              --
 Other........................................           593            --            --             --             593
                                               --------------------------------------------------------------------------
 Net cash (used in) provided by financing
    activities................................       (13,737)           --       (16,727)         8,969         (21,495)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH......           (78)           72            21             --              15
                                               --------------------------------------------------------------------------
 Net change in cash and cash equivalents......         6,924           491         1,743             --           9,158
 Cash and cash equivalents at
      beginning of year.......................            57          (820)        2,706             --           1,943
                                               --------------------------------------------------------------------------
 Cash and cash equivalents at end of year.....    $    6,981    $     (329)   $    4,449    $        --     $    11,101
                                               ==========================================================================


                          COLUMBUS MCKINNON CORPORATION

20.    BUSINESS SEGMENT INFORMATION

     As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Solutions segment sells engineered material handling systems such as conveyors and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on the operating earnings of the respective business units.

     Segment information as of and for the years ended March 31, 2006, 2005 and 2004 is as follows:

                                   ---------------------------------------------
                                             YEAR ENDED MARCH 31, 2006
                                   ---------------------------------------------
                                     PRODUCTS        SOLUTIONS          TOTAL
                                     --------        ---------          -----
 Sales to external customers......  $  493,896       $  62,111       $ 556,007
 Income from operations...........      55,849           2,020          57,869
 Depreciation and amortization....       7,805           1,019           8,824
 Total assets.....................     530,600          35,444         566,044
 Capital expenditures.............       7,931             499           8,430


                                   ---------------------------------------------
                                             YEAR ENDED MARCH 31, 2005
                                   ---------------------------------------------
                                     PRODUCTS        SOLUTIONS          TOTAL
                                     --------        ---------          -----
 Sales to external customers......  $  453,105       $  61,647      $  514,752
 Income from operations...........      39,392           1,273          40,665
 Depreciation and amortization....       8,092           1,079           9,171
 Total assets.....................     449,284          31,587         480,871
 Capital expenditures.............       4,203           1,722           5,925

                                   ---------------------------------------------
                                             YEAR ENDED MARCH 31, 2004
                                   ---------------------------------------------
                                     PRODUCTS        SOLUTIONS          TOTAL
                                     --------        ---------          -----
 Sales to external customers......  $  394,160       $  50,431      $  444,591
 Income from operations...........      32,326          (2,459)         29,867
 Depreciation and amortization....       8,996           1,130          10,126
 Total assets.....................     446,069          27,294         473,363
 Capital expenditures.............       3,362             257           3,619

                          COLUMBUS MCKINNON CORPORATION

     Financial information relating to the Company's operations by geographic area is as follows:

                                                                         -------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                         -------------------------------------------------
                                                                                2006            2005            2004
                                                                                ----            ----            ----
 NET SALES:
 United States..........................................................    $    394,657    $    360,917    $    319,815
 Europe.................................................................         112,868         108,717          86,518
 Canada.................................................................          30,492          28,778          27,736
 Other..................................................................          17,990          16,340          10,522
                                                                         -------------------------------------------------
 Total..................................................................    $    556,007    $    514,752    $    444,591
                                                                         =================================================

                                                                         -------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                         -------------------------------------------------
                                                                                2006            2005            2004
                                                                                ----            ----            ----
 TOTAL ASSETS:
 United States..........................................................    $    411,199    $    341,645    $    347,488
 Europe.................................................................         123,694         115,241         105,120
 Canada.................................................................          20,444          17,442          14,628
 Other..................................................................          10,707           6,543           6,127
                                                                         -------------------------------------------------
 Total..................................................................    $    566,044    $    480,871    $    473,363
                                                                         =================================================

                                                                         -------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                         -------------------------------------------------
                                                                                2006            2005            2004
                                                                                ----            ----            ----
 LONG-LIVED ASSETS:
 United States..........................................................    $    184,448    $    185,518    $    187,202
 Europe.................................................................          53,357          54,181          53,051
 Canada.................................................................           1,869           2,672           3,283
 Other..................................................................           2,785           2,151           1,979
                                                                         -------------------------------------------------
 Total..................................................................    $    242,459    $    244,522    $    245,515
                                                                         =================================================



      Sales by major product group are as follows:

                                                                         -------------------------------------------------
                                                                                      YEAR ENDED MARCH 31,
                                                                         -------------------------------------------------
                                                                                2006            2005            2004
                                                                                ----            ----            ----
 Hoists  ...............................................................    $    258,082    $    227,789    $    197,400
 Chain and forged attachments...........................................         134,301         127,300         110,681
 Industrial cranes......................................................          61,967          62,468          53,276
 Other..................................................................         101,657          97,195          83,234
                                                                         -------------------------------------------------
         Total..........................................................    $    556,007    $    514,752    $    444,591
                                                                         =================================================


                          COLUMBUS MCKINNON CORPORATION

21.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Below is selected quarterly financial data for fiscal 2006 and 2005:


                                           ----------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                           ----------------------------------------------------------------
                                                  JULY 3,        OCTOBER 2,      JANUARY 1,      MARCH 31,
                                                   2005             2005            2006           2006
                                                   ----             ----            ----           ----
 Net sales................................   $    140,877    $     134,712   $     133,322    $   147,096
 Gross profit.............................         36,543           35,158          34,931         40,990
 Income from operations...................         14,622           13,267          13,114         16,866
 Net income...............................   $      7,322    $       3,263   $       1,413    $    47,798
                                           ================================================================


 Net income per share - basic.............   $       0.50    $        0.22   $        0.09    $      2.63
                                           ================================================================

 Net income per share - diluted...........   $       0.49    $        0.21   $        0.08    $      2.53
                                           ================================================================


     Results  include  pre-tax  losses  on  early   extinguishment  of  debt  of
$3,341,000,  $4,950,000  and $920,000 for the  quarters  ended  October 2, 2005,
January 1, 2006 and March 31, 2006 respectively.

     Net income includes tax benefit due to the reversal of a valuation allowance of $38,571,000 for the quarter ended March 31, 2006.

                                           ----------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                           ----------------------------------------------------------------
                                                  JULY 4,        OCTOBER 3,      JANUARY 2,      MARCH 31,
                                                   2004             2004            2005           2005
                                                   ----             ----            ----           ----
 Net sales................................   $    121,658    $     122,711   $     125,913    $   144,470
 Gross profit.............................         31,451           29,943          29,999         34,515
 Income from operations...................         11,156            9,896           9,456         10,157
 Net income...............................   $      3,362    $       2,594   $       2,405    $     8,349
                                           ================================================================


 Net income per share - basic.............   $       0.23    $        0.18   $        0.16    $      0.57
                                           ================================================================

 Net income per share - diluted...........   $       0.23    $        0.18   $        0.16    $      0.56
                                           ================================================================


     Results for the quarter ended March 31, 2005 include a one-time, non-cash charge of $2,037,000 ($1,170,000 net of tax) relating to a defined benefit plan at one of our foreign operations and $3,919,000 of gains from the sale of surplus real estate.

                          COLUMBUS MCKINNON CORPORATION

22.    ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of accumulated other comprehensive loss are as follows:

                                                                                    --------------------------------
                                                                                                MARCH 31,
                                                                                    --------------------------------
                                                                                         2006           2005
                                                                                    --------------------------------
      Net unrealized investment gains - net of tax.................................   $     1,891    $     1,233
      Minimum pension liability adjustment - net of tax............................       (17,107)       (14,572)
      Foreign currency translation adjustment......................................         2,237          4,083
                                                                                    --------------------------------
      Accumulated other comprehensive loss.........................................   $   (12,979)   $    (9,256)
                                                                                    ================================

     The deferred taxes associated with the items included in accumulated other comprehensive loss were $9,486,000 and $8,159,000 for 2006 and 2005, respectively. As a result of the recording of a deferred tax asset valuation allowance in fiscal 2005, the Company recorded as an offsetting entry a $534,000 charge in the minimum pension liability component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2006 (see Note 17), the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the statement of operations. This is in accordance with FASB
Statement No. 109, "Accounting for Income Taxes," even though the valuation allowance was initially established by a charge against comprehensive income. This amount will remain indefinitely as a component of minimum pension liability adjustment.

     The activity by year related to investments, including reclassification adjustments for activity included in earnings is as follows (all items shown net of tax):

                                                                         -------------------------------------------
                                                                                     YEAR ENDED MARCH 31,
                                                                         -------------------------------------------
                                                                             2006          2005          2004
                                                                         -------------------------------------------
      Net unrealized investment gains (losses) at beginning of year.....   $     1,233   $     1,364   $      (342)
         Unrealized holdings gains arising during the period............         1,591           328         2,916
         Reclassification adjustments for (gains)
           included in earnings.........................................          (933)         (459)       (1,210)
                                                                         -------------------------------------------
      Net change in unrealized gains (losses) on investments............           658          (131)        1,706
                                                                         -------------------------------------------
      Net unrealized investment gains at end of year....................   $     1,891   $     1,233   $     1,364
                                                                         ===========================================

                          COLUMBUS MCKINNON CORPORATION

23.     EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs," as an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in
Note 2 to the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for and reporting of a change in accounting principle. This Statement becomes effective for changes in accounting methods during fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 will have a material impact on the Company's consolidated results of operations and financial condition.

                          COLUMBUS MCKINNON CORPORATION

24.   SUBSEQUENT EVENTS

     During April and May of 2006, the Company repurchased $32,128,000 of the outstanding 10% Senior Secured Notes. The repurchase of the 10% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $3,194,000. As a result of the repurchase of the 10% Notes, approximately $671,000 of pre-tax deferred financing costs was written-off. The net effect of these items, a $3,865,000 pre-tax loss will be shown as part of other (income) and expense, net for the first quarter of fiscal 2007.


                          COLUMBUS MCKINNON CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                          MARCH 31, 2006, 2005 AND 2004
                              DOLLARS IN THOUSANDS

                                                                      ADDITIONS
                                                              ---------------------------
                                                   BALANCE AT    CHARGED TO    CHARGED TO                        BALANCE AT
                                                   BEGINNING      COSTS AND      OTHER                             END OF
                   DESCRIPTION                     OF PERIOD      EXPENSES      ACCOUNTS        DEDUCTIONS         PERIOD
 ---------------------------------------------------------------------------------------------------------------------------
 Year ended March 31, 2006: Deducted from asset accounts:
      Allowance for doubtful accounts               $  3,015     $    1,628    $     --          $ 1,226   (1)    $  3,417
      Slow-moving and obsolete inventory               6,413          2,617          --            1,395   (2)       7,635
      Deferred tax asset valuation allowance          50,538        (38,571)         --            5,666             6,301
                                                    --------     ----------    --------          -------          --------
           Total                                    $ 59,966     $  (34,326)   $     --          $ 8,287          $ 17,353
                                                    ========     ==========    ========          =======          ========
    Reserves on balance sheet:
      Accrued general and product liability costs   $ 16,094     $    7,920    $     --          $ 3,045   (3)    $ 20,969
                                                    ========     ==========    ========          =======          ========

 Year ended March 31, 2005: Deducted from asset accounts:
      Allowance for doubtful accounts               $  2,811     $    2,191    $     --          $ 1,987   (1)    $  3,015
      Slow-moving and obsolete inventory               5,878          1,182          --              647   (2)       6,413
      Deferred tax asset valuation allowance          55,456          1,175          --            6,093            50,538
                                                    --------     ----------    --------          -------          --------
           Total                                    $ 64,145     $    4,548    $     --          $ 8,727          $ 59,966
                                                    ========     ==========    ========          =======          ========
    Reserves on balance sheet:
      Accrued general and product liability costs   $ 15,930     $    5,780    $     --          $ 5,616   (3)    $ 16,094
                                                    ========     ==========    ========          =======          ========

 Year ended March 31, 2004: Deducted from asset accounts:
      Allowance for doubtful accounts               $  2,743     $    1,761    $     --          $ 1,693   (1)    $  2,811
      Slow-moving and obsolete inventory               5,699          2,333        (126) (4)       2,028   (2)       5,878
      Deferred tax asset valuation allowance              --         55,456          --               --            55,456
                                                    --------     ----------    --------          -------          --------
           Total                                    $  8,442     $   59,550    $   (126)         $ 3,721          $ 64,145
                                                    ========     ==========    ========          =======          ========
    Reserves on balance sheet:
      Accrued general and product liability costs   $ 14,439     $    5,398    $     --          $ 3,907   (3)    $ 15,930
                                                    ========     ==========    ========          =======          ========

--------
(1) Uncollectible accounts written off, net of recoveries
(2) Obsolete inventory disposals
(3) Insurance claims and expenses paid
(4) Reserves at date of disposal of subsidiary

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.


ITEM 9A.          CONTROLS AND PROCEDURES

     MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006. There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2006.

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2006.

     Management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of Columbus McKinnon Corporation


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Columbus McKinnon Corporation and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Columbus McKinnon Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment the Columbus McKinnon Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2006 of Columbus McKinnon Corporation and subsidiaries, and our report dated June 1, 2006 expressed an unqualified opinion thereon.


                                         /s/ Ernst & Young LLP


June 1, 2006
Buffalo, New York



ITEM 9B.          OTHER INFORMATION

     None.


                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2006 and upon the filing of such Proxy Statement, is incorporated by reference herein.

     The charters of our Audit Committee, Compensation Committee, Nomination/Succession Committee and Governance Committee are available on our website at WWW.CMWORKS.COM and are available to any shareholder upon request to the Corporate Secretary. The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

     We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, as well as our directors. Our code of ethics, the Columbus McKinnon Corporation Legal Compliance & Business Ethics Manual, is available on our website at WWW.CMWORKS.COM. We intend to disclose any amendment to, or waiver from, the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer otherwise required to be disclosed under Item 10 of Form 8-K by posting such amendment or waiver, as applicable, on our website.


ITEM 11.          EXECUTIVE COMPENSATION

     The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2006 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2006 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2006 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2006 and upon the filing of such Proxy Statement, is incorporated by reference herein.


                                     PART IV
                                     -------


ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)  FINANCIAL STATEMENTS:

     The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

    REFERENCE                                                           PAGE NO.
    ---------                                                           --------

      Report of Independent Registered Public Accounting Firm                F-2

      Consolidated balance sheets - March 31, 2006 and 2005                  F-3

      Consolidated statements of operations - Years ended
        March 31, 2006, 2005 and 2004                                        F-4

      Consolidated statements of shareholders' equity - Years ended
        March 31, 2006, 2005 and 2004                                        F-5

      Consolidated statements of cash flows - Years ended
        March 31, 2006, 2005 and 2004                                        F-6

      Notes to consolidated financial statements                     F-7 to F-39


(2) FINANCIAL STATEMENT SCHEDULE: PAGE NO.

     Schedule II - Valuation and qualifying accounts                        F-40

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(3)      EXHIBITS:


  EXHIBIT
   NUMBER                       EXHIBIT
   ------                       -------

     3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
            1995).

     3.2 Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated May 17,
            1999).

     4.1 Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995.)

     4.2 First Amendment and Restatement of Rights Agreement, dated as of October 1, 1998, between Columbus McKinnon Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

     4.3 Indenture, dated as of March 31, 1998, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and State Street Bank and Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 9, 1998).

     4.4 Supplemental Indenture among LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc., Mechanical Products, Inc., Minitec Corporation and State Street Bank and Trust Company, N.A., as trustee, dated March 31, 1998 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on form 8-K dated April 9, 1998).

     4.5 Second Supplemental Indenture among Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc. LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of February 12, 1999 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     4.6 Third Supplemental Indenture among G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of March 1, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     4.7 Fourth Supplemental Indenture among Washington Equipment Company, G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on form 10-Q for the quarterly period ended October 3, 1999).

     4.8 Fifth Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Automatic Systems, Inc., LICO Steel, Inc., Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of April 4, 2002 (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     4.9 Sixth Supplemental Indenture among Columbus McKinnon Corporation, Audubon West, Inc., Crane Equipment & Service, Inc., LICO Steel, Inc., Yale Industrial Products, Inc., Audubon Europe S.a.r.l. and State Street Bank and Trust Company, N.A., as trustee, dated as of August 5, 2002 (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     4.10 Seventh Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Yale Industrial Products, Inc., Audubon Europe S.a.r.l. and U.S. Bank National Trust Association, as trustee, dated as of August 30, 2005 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2005).

     4.11 Indenture, dated as of July 22, 2003, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

     4.12 First Supplemental Indenture, dated as of September 19, 2003, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Company's Registration Statement No. 333-109730 on Form S-4/A dated November 7, 2003).

     4.13 Indenture among Columbus McKinnon Corporation, Audubon Europe S.a.r.l., Crane Equipment & Service, Inc., Yale Industrial Products, Inc.. and U.S. Bank National Association., as trustee, dated as of September 2, 2005 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement No. 33-129142 on Form S-3 dated October 19, 2005).

     4.14 Registration Rights Agreement among Columbus McKinnon Corporation, Audubon Europe S.a.r.l., Crane Equipment & Service, Inc., Yale Industrial Products, Inc., and Credit Suisse First Boston LLC, acting on behalf of itself and as Representative of the Initial Purchasers, dated as of September 2, 2005 (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement No. 33-129142 on Form S-3 dated October 19, 2005).

     10.1 Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995 (incorporated by reference to Exhibit
            10.6 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.2 Columbus McKinnon Corporation Employee Stock Ownership Plan Restatement Effective April 1, 1989 (incorporated by reference to
            Exhibit 10.23 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.3 Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.4 Amendment No. 2 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated October 17, 1995 (incorporated by reference to
            Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

     #10.5 Amendment No. 3 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated March 27, 1996 (incorporated by reference to
            Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

     #10.6 Amendment No. 4 of the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

     #10.7 Amendment No. 5 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

     #10.8 Amendment No. 6 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

     #10.9 Amendment No. 7 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated April 30, 2000 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

     #10.10 Amendment No. 8 to the Columbus McKinnon  Corporation Employee Stock
            Ownership Plan as Amended and Restated as of April 1, 1989, dated March 26, 2002 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     #10.11 Amendment No. 9 to the Columbus McKinnon  Corporation Employee Stock
            Ownership Plan as Amended and Restated as of April 1, 1989, dated March 27, 2003 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

     #10.12 Amendment No. 10 to the Columbus McKinnon Corporation Employee Stock
            Ownership Plan as Amended and Restated as of April 1, 1989, dated February 28, 2004 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

     #10.13 Amendment No. 11 to the Columbus McKinnon Corporation Employee Stock
            Ownership Plan as Amended and Restated as of April 1, 1989, dated December 19, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

     #10.14 Amendment No. 12 to the Columbus McKinnon Corporation Employee Stock
            Ownership Plan as Amended and Restated as of April 1, 1989, dated March 17, 2005 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

     #10.15 Columbus McKinnon Corporation Personal Retirement Account Plan Trust
            Agreement, dated April 1, 1987 (incorporated by reference to Exhibit
            10.25 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.16 Amendment No. 1 to the Columbus McKinnon  Corporation Employee Stock
            Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988 (incorporated by reference to Exhibit
            10.26 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.17 Amendment and  Restatement  of Columbus  McKinnon  Corporation  1995
            Incentive  Stock Option Plan  (incorporated  by reference to Exhibit
            10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.18 Second Amendment to the Columbus McKinnon Corporation 1995 Incentive
            Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

     #10.19 Columbus McKinnon Corporation  Restricted Stock Plan, as amended and
            restated   (incorporated  by  reference  to  Exhibit  10.28  to  the
            Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.20 Second  Amendment to the Columbus  McKinnon  Corporation  Restricted
            Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

     #10.21 Amendment  and   Restatement   of  Columbus   McKinnon   Corporation
            Non-Qualified  Stock  Option  Plan  (incorporated  by  reference  to
            Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.22 Columbus McKinnon  Corporation Thrift [401(k)] Plan 1989 Restatement
            Effective January 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

     #10.23 Amendment  No.  1 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Thrift [401(k)] Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.24 Amendment  No.  2 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Thrift [401 (k)] Plan, dated June 1, 2000 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

     #10.25 Amendment  No.  3 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Thrift [401 (k)] Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     #10.26 Amendment  No.  4 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Thrift [401(k)] Plan, dated May 10, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

     #10.27 Amendment  No.  5 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Thrift [401(k)] Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

     #10.28 Amendment  No.  6 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Thrift [401(k)] Plan, dated May 22, 2003 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

     #10.29 Amendment  No.  7 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Thrift [401(k)] Plan, dated April 14, 2004 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

     #10.30 Amendment  No.  8 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Thrift [401(k)] Plan, dated December 19, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

     #10.31 Amendment  No.  9 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Thrift [401(k)] Plan, dated March 16, 2004 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

     #10.32 Amendment  No.  10 to the  1998  Plan  Restatement  of the  Columbus
            McKinnon Corporation Thrift [401(k)] Plan, dated July 12, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4,
            2004).

     #10.33 Amendment  No.  11 to the  1998  Plan  Restatement  of the  Columbus
            McKinnon Corporation Thrift [401(k)] Plan, dated March 31, 2005 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

    *#10.34 Amendment  No. 12  to  the 1998  Plan  Restatement  of the  Columbus
            McKinnon Corporation Thrift [401(k)] Plan, dated December 27, 2005.

     #10.35 Columbus  McKinnon  Corporation  Thrift 401(k) Plan Trust  Agreement
            Restatement  Effective August 9, 1994  (incorporated by reference to
            Exhibit 10.32 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.36 Columbus  McKinnon   Corporation  Monthly  Retirement  Benefit  Plan
            Restatement  Effective April 1, 1998  (incorporated  by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

     #10.37 Amendment  No.  1 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     #10.38 Amendment  No.  2 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
            1999).

     #10.39 Amendment  No.  3 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Monthly Retirement Benefit Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     #10.40 Amendment  No.  4 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Monthly Retirement Benefit Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

     #10.41 Amendment  No.  5 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Monthly Retirement Benefit Plan, dated February 28, 2004 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

     #10.42 Amendment  No.  6 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Monthly Retirement Benefit Plan, dated March 17, 2005 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

    *#10.43 Amendment  No.  7 to the  1998  Plan  Restatement  of  the  Columbus
            McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005.

     #10.44 Columbus McKinnon  Corporation Monthly Retirement Benefit Plan Trust
            Agreement Effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     #10.45 Form of Change in Control Agreement as entered into between Columbus
            McKinnon Corporation and each of Timothy T. Tevens, Derwin R. Gilbreath, Ned T. Librock, Karen L. Howard, Joseph J. Owen, Richard
            A. Steinberg,  and Timothy R. Harvey,  (incorporated by reference to
            Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March, 31, 1998).

      10.46 Intercreditor Agreement dated as of July 22, 2003 among Columbus McKinnon Corporation, the subsidiary guarantors as listed thereon, Fleet Capital Corporation, as Credit Agent, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

      10.47 Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors Named Herein, the Lenders Party Hereto From Time to Time, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, as Issuing Lender, Congress Financial Corporation (Central), Syndication Agent, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Documentation Agent, and Fleet Securities, Inc., as Arranger (incorporated by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

     #10.48 Columbus  McKinnon   Corporation   Corporate   Management   Variable
            Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2004).

      10.49 First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors From Time to Time Party Thereto, the Lenders From Time to Time Party Thereto, Bank of America, N.A. as Administrative Agent for such Lenders and as Issuing Lender dated April 29, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 2005).

      10.50 Second amendment, dated as of August 5, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004 (as amended by that certain First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of April 29, 2005, and as further modified and supplemented and in effect from time to time, the "Credit Agreement"), among Columbus McKinnon Corporation, a corporation organized under the laws of New York (the "Borrower"), Larco Industrial Services Ltd., a business corporation organized under the laws of the Province of Ontario, Columbus McKinnon Limited, a business corporation organized under the laws of Canada, the Guarantors from time to time party thereto, the Lenders from time to time party thereto (collectively, the "Lenders"), Bank of America, N.A., as Administrative Agent for such Lenders (the "Agent") and as Issuing Lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated October 2, 2005).

      10.51 Third amendment, dated as of August 22, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004 (as amended by that certain First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of April 29, 2005, by that certain Second Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of August 5, 2005, and as further modified and supplemented and in effect from time to time, the "Credit Agreement"), among Columbus McKinnon Corporation, a corporation organized under the laws of New York (the "Borrower"), Larco Industrial Services Ltd., a business corporation organized under the laws of the Province of Ontario, Columbus McKinnon Limited, a business corporation organized under the laws of Canada, the Guarantors from time to time party thereto, the Lenders from time to time party thereto (collectively, the "Lenders"), Bank of America, N.A., as Administrative Agent for such Lenders (the "Agent") and as Issuing Lender (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated October 2, 2005).

      10.52 Fourth amendment, dated as of October 17, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, and amended by that certain First Amendment to the Credit Agreement, dated as of April 29, 2005, and by that certain Second Amendment to the Credit Agreement, dated as of August 5, 2005, and by that certain Third Amendment to the Credit Agreement, dated as of August 22, 2005 (as further amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among Columbus McKinnon Corporation (the "Borrower"), Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors named therein, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent and Issuing Lender. Capitalized terms used herein and not defined herein shall have the meanings ascribed thereto in the Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated October 2, 2005).

     *10.53 Third Amended and Restated Credit and Security Agreement, dated as of March 16, 2006 among Columbus McKinnon Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent and Issuing Lender, and Other Lenders Party Hereto, and Bank of America Securities LLC, as Arranger.

      *21.1 Subsidiaries of the Registrant.

      *23.1 Consent of Ernst & Young LLP.

      *31.1 Certification  of the principal  executive  officer pursuant to Rule
            13a-14(a) of the Securities Exchange Act of 1934, as amended.

      *31.2 Certification  of the principal  financial  officer pursuant to Rule
            13a-14(a) of the Securities Exchange Act of 1934, as amended.

      *32.1 Certification of the principal executive officer and the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted by pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The information contained in this exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement foiled by the Registrant under the Securities Act of 1933, as amended.

-----------------
     *  Filed herewith
     #  Indicates a Management contract or compensation plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 7, 2006

                                   COLUMBUS MCKINNON CORPORATION

                                   By:  /S/  TIMOTHY T. TEVENS
                                        -------------------------------------
                                        Timothy T. Tevens
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                         DATE
        ---------                        -----                         ----

/S/ TIMOTHY T. TEVENS          President, Chief Executive          June 7, 2006
-------------------------         Officer and Director
    TIMOTHY T. TEVENS             (PRINCIPAL EXECUTIVE OFFICER)


/S/ KAREN L. HOWARD            Vice President - Finance            June 7, 2006
-------------------------         and Chief Financial Officer
    KAREN L. HOWARD               (PRINCIPAL FINANCIAL OFFICER AND
                                  PRINCIPAL ACCOUNTING OFFICER)


/S/ ERNEST R. VEREBELYI        Chairman of the Board of Directors  June 7, 2006
-------------------------
    ERNEST R. VEREBELYI


/S/ CARLOS PASCUAL             Director                            June 7, 2006
-------------------------
    CARLOS PASCUAL


/S/ RICHARD H. FLEMING         Director                            June 7, 2006
-------------------------
    RICHARD H. FLEMING


/S/ HERBERT P. LADDS, JR.      Director                            June 7, 2006
-------------------------
    HERBERT P. LADDS, JR.


/S/ WALLACE W. CREEK           Director                            June 7, 2006
-------------------------
    WALLACE W. CREEK


/S/ LINDA A. GOODSPEED         Director                            June 7, 2006
-------------------------
    LINDA A. GOODSPEED


/S/ STEPHEN RABINOWITZ         Director                            June 7, 2006
-------------------------
    STEPHEN RABINOWITZ