Form 10-K/A
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2006-06-29
CIK 1062624, 1263400, 1263401, 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 7, 2006, and is being filed to correct a typographical error in the date of the Section 906 Certifications of our principal executive and principal financial officer. No other changes have been made. This amendment is not intended to update other information presented in the annual report as originally filed.

                                     PART IV
                                     -------


ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                  ------------------------------------------

(3)      EXHIBITS:
         ---------

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

  #10.34 Amendment No. 12 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 27, 2005 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

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

  #10.43 Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

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

   10.53 Third Amended and Restated Credit and Security Agreement, dated as of March 16, 2006 among Columbus McKinnon Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent and Issuing Lender, and Other Lenders Party Hereto, and Bank of America Securities LLC, as Arranger (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

    21.1  Subsidiaries of the Registrant  (incorporated  by reference to Exhibit
          21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

    23.1  Consent of Ernst & Young LLP  (incorporated  by  reference  to Exhibit
          23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

    31.1 Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

    31.2 Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

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


Date:  June 29, 2006

                                   COLUMBUS McKINNON CORPORATION

                                   By: /s/ Timothy T. Tevens
                                       ---------------------
                                       Timothy T. Tevens
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                        TITLE                         DATE
        ---------                        -----                         ----

/S/ TIMOTHY T. TEVENS          President, Chief Executive          June 29, 2006
-------------------------         Officer and Director
    TIMOTHY T. TEVENS             (PRINCIPAL EXECUTIVE OFFICER)


/S/ KAREN L. HOWARD            Vice President - Finance            June 29, 2006
-------------------------         and Chief Financial Officer
    KAREN L. HOWARD               (PRINCIPAL FINANCIAL OFFICER AND
                                  PRINCIPAL ACCOUNTING OFFICER)

/S/ ERNEST R. VEREBELYI        Chairman of the Board of Directors  June 29, 2006
-------------------------
    ERNEST R. VEREBELYI


/S/ CARLOS PASCUAL             Director                            June 29, 2006
-------------------------
    CARLOS PASCUAL


/S/ RICHARD H. FLEMING         Director                            June 29, 2006
-------------------------
    RICHARD H. FLEMING


                               Director                            June 29, 2006
-------------------------
    HERBERT P. LADDS, JR.


/S/ WALLACE W. CREEK           Director                            June 29, 2006
-------------------------
    WALLACE W. CREEK


/S/ LINDA A. GOODSPEED         Director                            June 29, 2006
-------------------------
    LINDA A. GOODSPEED


/S/ STEPHEN RABINOWITZ         Director                            June 29, 2006
-------------------------
    STEPHEN RABINOWITZ