Form 10-Q
period 2007-02-09
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2007-02-09
CIK 1062624, 1263400, 1263401, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2006

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares of common  stock  outstanding  as of January  31, 2007 was:
18,818,437 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                DECEMBER 31, 2006


                                                                          PAGE #
PART I.  FINANCIAL INFORMATION                                            ------

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              December 31, 2006 and March 31, 2006                             2

           Condensed consolidated statements of operations
              and retained earnings - Three months and nine
              months ended December 31, 2006 and January 1, 2006               3

           Condensed consolidated statements of cash flows -
              Nine months ended December 31, 2006 and January 1, 2006          4

           Condensed consolidated statements of comprehensive income -
              Three months and nine months ended December 31, 2006
              and January 1, 2006                                              5

           Notes to condensed consolidated financial statements -
              December 31, 2006                                                6

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                         16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         22

Item 4.    Controls and Procedures                                            22

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          23

Item 1A.   Risk Factors                                                       23

Item 2.    Unregistered Sales of Equity Securities
              and Use of Proceeds - none.                                     23

Item 3.    Defaults upon Senior Securities - none.                            23

Item 4.    Submission of Matters to a Vote of Security Holders - none.        23

Item 5.    Other Information - none.                                          23

Item 6.    Exhibits                                                           23

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,        MARCH 31,
                                                    2006              2006
                                                 ----------        ----------
                                                 (UNAUDITED)
ASSETS:                                                 (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                  $   32,125        $   45,598
      Trade accounts receivable                      91,612            95,726
      Unbilled revenues                              14,363            12,061
      Inventories                                    86,314            74,845
      Prepaid expenses                               17,270            15,676
                                                 ----------        ----------
Total current assets                                241,684           243,906
Property, plant, and equipment, net                  55,210            55,132
Goodwill and other intangibles, net                 188,000           187,327
Marketable securities                                27,873            27,596
Deferred taxes on income                             33,539            46,065
Other assets                                          5,283             6,018
                                                 ----------        ----------
Total assets                                     $  551,589        $  566,044
                                                 ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                     $    8,723        $    5,798
      Trade accounts payable                         38,329            39,311
      Accrued liabilities                            57,151            61,264
      Restructuring reserve                             447               793
      Current portion of long-term debt                 194               127
                                                 ----------        ----------
Total current liabilities                           104,844           107,293
Senior debt, less current portion                    28,330            67,841
Subordinated debt                                   136,000           136,000
Other non-current liabilities                        49,609            50,489
                                                 ----------        ----------
Total liabilities                                   318,783           361,623
                                                 ----------        ----------
Shareholders' equity
      Common stock                                      188               185
      Additional paid-in capital                    173,595           170,081
      Retained earnings                              74,164            51,152
      ESOP debt guarantee                            (3,558)           (3,996)
      Unearned restricted stock                           -               (22)
      Accumulated other comprehensive loss          (11,583)          (12,979)
                                                 ----------        ----------
Total shareholders' equity                          232,806           204,421
                                                 ----------        ----------
Total liabilities and shareholders' equity       $  551,589        $  566,044
                                                 ==========        ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      ------------------                  -----------------
                                                  DECEMBER 31,      JANUARY 1,       DECEMBER 31,       JANUARY 1,
                                                      2006             2006              2006             2006
                                                      ----             ----              ----             ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                         $   142,044      $   133,322       $   432,963       $   408,911
Cost of products sold                                 103,421           98,391           313,040           302,279
                                                  -----------      -----------       -----------       -----------
Gross profit                                           38,623           34,931           119,923           106,632
                                                  -----------      -----------       -----------       -----------

Selling expenses                                       14,989           13,281            45,095            40,019
General and administrative expenses                     8,566            8,392            26,195            25,106
Restructuring charges                                     128               83              (278)              320
Amortization of intangibles                                44               61               131               184
                                                  -----------      -----------       -----------       -----------
                                                       23,727           21,817            71,143            65,629
                                                  -----------      -----------       -----------       -----------

Income from operations                                 14,896           13,114            48,780            41,003
Interest and debt expense                               4,034            6,268            12,722            19,617
Cost of bond redemptions                                  359            4,950             4,942             8,279
Investment income                                      (3,774)            (364)           (4,560)           (1,629)
Other income                                             (151)            (409)           (1,444)           (1,398)
                                                  -----------      -----------       -----------       -----------
Income before income tax expense                       14,428            2,669            37,120            16,134
Income tax expense                                      5,510            1,471            14,673             4,779
                                                  -----------      -----------       -----------       -----------
Income from continuing operations                       8,918            1,198            22,447            11,355
Income from discontinued operations (net of tax)          208              215               565               643
                                                  -----------      -----------       -----------       -----------
Net income                                              9,126            1,413            23,012            11,998
Retained earnings
   (accumulated deficit) - beginning of period         65,038            1,941            51,152            (8,644)
                                                  -----------      -----------       -----------       -----------
Retained earnings - end of period                 $    74,164      $     3,354       $    74,164       $     3,354
                                                  ===========      ===========       ===========       ===========

Basic income per share:
   Income from continuing operations              $      0.48      $      0.08       $      1.21       $      0.74
   Income from discontinued operations                   0.01             0.01              0.03              0.04
                                                  -----------      -----------       -----------       -----------
   Net income                                     $      0.49      $      0.09       $      1.24       $      0.78
                                                  ===========      ===========       ===========       ===========

Diluted income per share:
   Income from continuing operations              $      0.47      $      0.07       $      1.19       $      0.71
   Income from discontinued operations                   0.01             0.01              0.03              0.04
                                                  -----------      -----------       -----------       -----------
   Net income                                     $      0.48      $      0.08       $      1.22       $      0.75
                                                  ===========      ===========       ===========       ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                       NINE MONTHS ENDED
                                                                                DECEMBER 31,       JANUARY 1,
                                                                                   2006               2006
                                                                                -----------       -----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                                               $   22,447        $   11,355
Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization                                                   6,306             6,809
     Deferred income taxes                                                          12,526             1,769
     Gain on sale of real estate/investments                                        (4,745)           (1,794)
     Loss on early retirement of bonds                                               4,069             6,432
     Stock compensation expense                                                      1,040                 -
     Amortization/write-off of deferred financing costs                              1,385             2,786
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                           4,178             2,658
           Inventories                                                             (10,890)            2,139
           Prepaid expenses                                                         (1,564)              321
           Other assets                                                               (297)             (197)
           Trade accounts payable                                                   (2,033)            2,141
           Accrued and non-current liabilities                                      (5,192)            4,090
                                                                                ----------        ----------
Net cash provided by operating activities                                           27,230            38,509
                                                                                ----------        ----------

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities                                         22,077            13,295
Purchases of marketable securities                                                 (20,025)          (13,205)
Capital expenditures                                                                (6,825)           (4,738)
Proceeds from sale of facilities and surplus real estate                             2,051             2,091
Proceeds from discontinued operations note receivable - revised                        565               643
                                                                                ----------        ----------
Net cash used by investing activities                                               (2,157)           (1,914)
                                                                                ----------        ----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock/options exercised                             2,334            59,944
Net borrowings (payments) under revolving
     line-of-credit agreements                                                       2,294            (1,417)
Repayment of debt                                                                  (43,668)         (196,881)
Proceeds from issuance of long-term debt                                                 -           136,000
Deferred financing costs incurred                                                     (456)           (2,357)
Other                                                                                  438               446
                                                                                ----------        ----------
Net cash used by financing activities                                              (39,058)           (4,265)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                512               (21)
                                                                                ----------        ----------
Net change in cash and cash equivalents                                            (13,473)           32,309
Cash and cash equivalents at beginning of period                                    45,598             9,479
                                                                                ----------        ----------
Cash and cash equivalents at end of period                                      $   32,125        $   41,788
                                                                                ==========        ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           ------------------               -----------------
                                                      DECEMBER 31,     JANUARY 1,      DECEMBER 31,      JANUARY 1,
                                                          2006            2006             2006             2006
                                                          ----            ----             ----             ----
                                                                              (IN THOUSANDS)

Net income                                            $    9,126      $    1,413       $   23,012       $   11,998
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                  425            (818)           3,081           (2,792)
   Unrealized (loss) gain on investments:
     Unrealized holding gains arising
       during the period                                   1,999             260            2,328            1,284
     Reclassification adjustment for
       gains included in net income                       (3,544)           (192)          (4,013)          (1,183)
                                                      ----------      ----------       ----------       ----------
                                                          (1,545)             68           (1,685)             101
                                                      ----------      ----------       ----------       ----------
Total other comprehensive income (loss)                   (1,120)           (750)           1,396           (2,691)
                                                      ----------      ----------       ----------       ----------
Comprehensive income                                  $    8,006      $      663       $   24,408       $    9,307
                                                      ==========      ==========       ==========       ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                DECEMBER 31, 2006

1.       DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2006, and the results of its operations and its cash flows for the three and nine-month periods ended December 31, 2006 and January 1, 2006, have been included. Results for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2006.

The Company is a leading manufacturer and marketer of material handling products, systems and services which lift, secure, position and move material ergonomically, safely, precisely and efficiently. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

2.       STOCK BASED COMPENSATION

Effective April 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The adoption of SFAS 123(R) resulted in $174 and $1,040 of non-deductible incentive stock option expense in the quarter and nine months ended December 31, 2006, respectively. Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods of calculating the pool of excess tax benefits.

LONG TERM INCENTIVE PLAN

Effective July 31, 2006, the shareholders of the Company approved the adoption of our Long Term Incentive Plan (LTIP). The total number of shares of common stock with respect to which awards may be granted under the plan is 850,000. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses. A maximum of 600,000 shares may be awarded as restricted stock, restricted stock units, or stock bonuses.

During the first nine months of fiscal 2007, a total of 9,390 shares of stock and 7,200 restricted stock units were granted under the LTIP to the Company's non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares and units was $19.17.

As of December 31, 2006, there were 833,410 shares available for future grants under the Long Term Incentive Plan.

STOCK OPTION PLANS

Existing prior to the adoption of the LTIP, the Company maintains two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. As of December 31, 2006, no options have been granted to non-employees. Options granted under the Non-Qualified and Incentive Plans become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified Plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted.

FAIR VALUE OF STOCK OPTIONS

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The weighted-average fair value of the options was $12.93 and $12.13 for options granted during the nine months ended December 31, 2006 and January 1, 2006, respectively. The following table provides the weighted-average assumptions used to value stock options granted during the nine months ended December 31, 2006 and January 1, 2006:


                                                                 NINE MONTHS ENDED
                                                     DECEMBER 31, 2006        JANUARY 1, 2006
                                                  -----------------------------------------------
Assumptions:
     Risk-free interest rate....................              4.9 %                   4.5 %
     Dividend yield--Incentive Plan..............             0.0 %                   0.0 %
     Volatility factor..........................              0.593                   0.615
     Expected life--Incentive Plan...............         5.5 years               5.0 years

To determine expected volatility, the Company uses historical volatility based on daily closing prices of its Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on the Company's history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

STOCK OPTION ACTIVITY

The following table summarizes stock option activity related to the Company's previously existing stock option plans for the nine months ended December 31, 2006:

                                                                               WEIGHTED-AVERAGE
                                                                                  REMAINING
                                                          WEIGHTED-AVERAGE     CONTRACTUAL LIFE        AGGREGATE
                                            SHARES         EXERCISE PRICE         (IN YEARS)        INTRINSIC VALUE
                                      ------------------------------------------------------------------------------
    Outstanding at March 31, 2006....      1,132,118         $   11.28

       Granted.......................         70,000             22.41
       Exercised.....................       (203,093)            10.60
       Cancelled.....................        (27,500)             7.76
                                      ------------------------------------------------------------------------------
    Outstanding at December 31, 2006.        971,525         $   12.32                6.0               $  8,730
                                      ==============================================================================
    Exercisable at December 31, 2006.        552,150         $   13.58                4.5               $  4,230
                                      ==============================================================================


We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of December 31, 2006. The aggregate intrinsic value of outstanding options as of December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 866,425 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 520,800 exercisable options that were in-the-money at that date. The Company's closing stock price was $21.02 as of December 31, 2006. The total intrinsic value of stock options exercised during the first nine months of fiscal 2007 was $2,999 ($2,631 for fiscal 2006). As of December 31, 2006, there are 129,600 options available for future grants under the two stock option plans.

The fair value of shares that vested during the nine months ended December 31, 2006 and January 1, 2006 was $3.65 and $3.75, respectively.

Cash received from option exercises under all share-based payment arrangements for the nine months ended December 31, 2006 was $2,153. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of December 31, 2006, $1,631 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years.

PRO FORMA INFORMATION UNDER SFAS N0. 123 FOR PERIODS PRIOR TO FISCAL 2007

Prior to April 1, 2006, the Company accounted for the stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed.

The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the comparable prior year periods is as follows:

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            JANUARY 1, 2006           JANUARY 1, 2006
                                                        ------------------------   ----------------------
   Net income, as reported                                      $ 1,413                   $ 11,998
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                                   (186)                      (765)
                                                        ------------------------   ----------------------
   Net income, pro forma                                        $ 1,227                   $ 11,233
                                                        ========================   ======================

   Basic income per share:
   As reported                                                  $  0.09                   $   0.78
                                                        ========================   ======================
   Pro forma                                                    $  0.07                   $   0.73
                                                        ========================   ======================

   Diluted income per share:
   As reported                                                  $  0.08                   $   0.75
                                                        ========================   ======================
   Pro forma                                                    $  0.07                   $   0.71
                                                        ========================   ======================

RESTRICTED STOCK

Also existing prior to the adoption of the LTIP, the Company maintains a Restricted Stock Plan. The Company charges compensation expense and shareholders' equity for the market value of shares ratably over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant. As of December 31, 2006, there were 48,000 shares available for future grants under the Restricted Stock Plan.

During the first nine months of Fiscal 2007, no shares of restricted stock were granted. As of December 31, 2006, there are 2,000 shares of restricted stock outstanding with a weighted average fair value grant price of $16.25.

3.       INVENTORIES

Inventories consisted of the following:
                                       DECEMBER 31,       MARCH 31,
                                           2006              2006
                                      -------------      -----------
At cost - FIFO basis:
Raw materials.......................   $   50,878        $    41,134
Work-in-process.....................       11,827             12,199
Finished goods......................       37,116             33,424
                                       ----------        -----------
                                           99,821             86,757
LIFO cost less than FIFO cost.......      (13,507)           (11,912)
                                       ----------        -----------
Net inventories.....................   $   86,314        $    74,845
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

4.       RESTRUCTURING CHARGES

During the first nine-months of fiscal 2007, the Company recorded restructuring costs of $132 for severance and the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." $128 and $4 of these costs are related to the Solutions and Products segments, respectively. In the second quarter of fiscal 2007 we completed the sale of a previously closed facility which resulted in the reversal of $410 of restructuring charges within the Products segment, including $216 of gain on the sale of a non-operating property that had been written down in previous periods. The liability as of December 31, 2006 consists primarily of environmental remediation costs which were accrued in accordance with SFAS No. 143.

The following table provides a reconciliation of the activity related to restructuring reserves:

                                                      EMPLOYEE          FACILITY          TOTAL
                                                -----------------------------------------------------
    Reserve at March 31, 2006                       $        59       $       734      $       793
    Restructuring charges                                    57                75              132
    Cash payments                                          (116)             (168)            (284)
    Restructuring charge reversal                             -              (410)            (410)
    Gain on sale of a non-operating facility                  -               216              216
                                                -----------------------------------------------------
    Reserve at December 31, 2006                    $         -       $       447      $       447
                                                =====================================================

5.       NET PERIODIC BENEFIT COST

The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:

                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 ------------------                      -----------------
                                            DECEMBER 31,       JANUARY 1,          DECEMBER  31,       JANUARY 1,
                                               2006               2006                2006                2006
                                               ----               ----                ----                ----
      Service costs...................       $ 1,049            $ 1,088             $ 3,147             $ 3,264
      Interest cost...................         1,879              1,737               5,636               5,211
      Expected return on plan assets..        (1,831)            (1,654)             (5,492)             (4,962)
      Net amortization................           623                508               1,869               1,524
                                             -------            -------             -------             -------
      Net periodic pension cost.......       $ 1,720            $ 1,679             $ 5,160             $ 5,037
                                             =======            =======             =======             =======

For additional information on the Company's defined benefit pension plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2006.

The following table sets forth the components of net periodic postretirement benefit cost for the Company's defined benefit postretirement plans:

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 ------------------                    -----------------
                                             DECEMBER 31,     JANUARY 1,          DECEMBER 31,     JANUARY 1,
                                                2006             2006                2006             2006
                                                ----             ----                ----             ----
      Service costs.....................       $   2            $   4               $   5            $  12
      Interest cost ....................         160              188                 482              564
      Amortization of plan net losses...         100              101                 300              303
                                               -----            -----               -----            -----
      Net periodic postretirement cost..       $ 262            $ 293               $ 787            $ 879
                                               =====            =====               =====            =====


For additional information on the Company's defined benefit postretirement benefit plans, refer to Note 13 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2006.

6.       INCOME TAXES

Income tax expense as a percentage of income from continuing operations before income tax expense was 38.2%, 55.1%, 39.5%, and 29.6% in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively. The effective income tax rate in the third quarter of fiscal 2006 reflects the $4,950 loss on early extinguishment of debt which reduced U.S. taxable income, but did not affect our tax expense due to the existence of fully reserved U.S. Federal net operating loss carry-forwards. The nine month fiscal 2006 percentage varies from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved. Therefore, income tax expense primarily resulted from non-U.S. taxable income and state taxes on U.S. taxable income. During the fourth quarter of fiscal 2006, as a result of our improved operating performance over the past several years, we reevaluated the certainty as to whether our remaining net operating loss carryforwards and other deferred tax assets may ultimately be realized. As a result of the determination that it is more likely than not that nearly all of the remaining deferred tax assets will be realized, a significant portion of the remaining valuation allowance was reversed as of March 31, 2006. As of December 31, 2006, we had U.S. federal net operating loss carry-forwards of approximately $48,400, representing approximately $16,900 of cash tax savings in future periods.

7.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        ------------------                  -----------------
                                                   DECEMBER 31,      JANUARY 1,         DECEMBER 31,    JANUARY 1,
                                                       2006             2006                2006           2006
                                                       ----             ----                ----           ----
Numerator for basic and diluted earnings per share:
  Net income                                        $  9,126         $  1,413            $ 23,012       $ 11,998
                                                    ========         ========            ========       ========

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS                       18,544           16,611              18,491         15,368

  Effect of dilutive employee stock options
      and awards                                         410              676                 438            538
                                                    --------         --------            --------       --------

  Adjusted weighted-average common stock
      outstanding and assumed conversions -
      denominator for diluted EPS                     18,954           17,287              18,929         15,906
                                                    ========         ========            ========       ========

During the third quarter of fiscal 2006, the Company registered an additional 3,350,000 shares of its common stock which were sold at $20.00 per share. The number of shares offered by the Company was 3,000,000 and 350,000 were offered by a selling shareholder. The Company did not receive any proceeds from the sale of shares by the selling shareholder.

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

Segment information as of and for the nine months ended December 31, 2006 and January 1, 2006, is as follows:

                                                  NINE MONTHS ENDED DECEMBER 31, 2006
                                                  -----------------------------------
                                             PRODUCTS          SOLUTIONS           TOTAL
                                             --------          ---------           -----
 Sales to external customers.............  $   384,039        $    48,924       $  432,963
 Income from operations..................       49,991             (1,211)          48,780
 Depreciation and amortization...........        5,657                649            6,306
 Total assets............................      515,053             36,536          551,589

                                                   NINE MONTHS ENDED JANUARY 1, 2006
                                                   ---------------------------------
                                             PRODUCTS          SOLUTIONS           TOTAL
                                             --------          ---------           -----
 Sales to external customers.............  $   362,405        $    46,506       $  408,911
 Income from operations..................       39,089              1,914           41,003
 Depreciation and amortization...........        5,893                916            6,809
 Total assets............................      470,108             30,200          500,308

9.       SUMMARY FINANCIAL INFORMATION

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

                                                       Parent     Guarantors  Nonguarantors  Eliminations Consolidated
                                                   --------------------------------------------------------------------
AS OF DECEMBER 31, 2006
Current assets:
 Cash and cash equivalents                           $    6,549   $     (486)   $  26,062     $        -   $   32,125
 Trade accounts receivable and unbilled revenues         56,997          233       48,745              -      105,975
 Inventories                                             40,277       20,627       28,185         (2,775)      86,314
 Other current assets                                     5,591        1,411       10,268              -       17,270
                                                   --------------------------------------------------------------------
  Total current assets                                  109,414       21,785      113,260         (2,775)     241,684
 Property, plant, and equipment, net                     23,719       11,440       20,051              -       55,210
 Goodwill and other intangibles, net                     89,835       58,034       40,131              -      188,000
 Intercompany                                            85,316      (85,699)     (74,004)        74,387            -
 Other assets                                            82,595      197,328       26,908       (240,136)      66,695
                                                   --------------------------------------------------------------------
  Total assets                                       $  390,879   $  202,888    $ 126,346     $ (168,524)  $  551,589
                                                   ====================================================================


Current liabilities                                  $   40,891   $   16,987    $  47,875     $     (909)  $  104,844
 Long-term debt, less current portion                   161,132            -        3,198              -      164,330
 Other non-current liabilities                           18,094        8,513       23,002              -       49,609
                                                   --------------------------------------------------------------------
  Total liabilities                                     220,117       25,500       74,075           (909)     318,783

Shareholders' equity                                    170,762      177,388       52,271       (167,615)     232,806
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  390,879   $  202,888    $ 126,346     $ (168,524)  $  551,589
                                                   ====================================================================



FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
Net sales                                            $  208,814   $  125,574    $ 134,320     $  (35,745)  $  432,963
Cost of products sold                                   153,144       94,092      101,139        (35,335)     313,040
                                                   --------------------------------------------------------------------
Gross profit                                             55,670       31,482       33,181           (410)     119,923
                                                   --------------------------------------------------------------------
Selling, general and administrative expenses             31,715       12,650       26,925              -       71,290
Restructuring charges                                      (331)           -           53              -         (278)
Amortization of intangibles                                  79            2           50              -          131
                                                   --------------------------------------------------------------------
                                                         31,463       12,652       27,028              -       71,143
                                                   --------------------------------------------------------------------
Income (loss) from operations                            24,207       18,830        6,153           (410)      48,780
Interest and debt expense                                 9,453        2,975          294              -       12,722
Other (income) and expense, net                           4,591         (407)      (5,246)             -       (1,062)
                                                   --------------------------------------------------------------------
Income (loss) before income tax expense (benefit)        10,163       16,262       11,105           (410)      37,120
Income tax expense (benefit)                              5,264        6,444        3,175           (210)      14,673
                                                   --------------------------------------------------------------------
Income (loss) from continuing operations                  4,899        9,818        7,930           (200)      22,447
Income from discontinued operations                         565            -            -              -          565
                                                   --------------------------------------------------------------------
Net income (loss)                                    $    5,464   $    9,818    $   7,930     $     (200)  $   23,012
                                                   ====================================================================




                                                       Parent     Guarantors  Nonguarantors  Eliminations Consolidated
                                                   --------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
OPERATING ACTIVITIES:
Net cash provided by operating activities            $   24,998   $    1,424    $     808     $        -   $   27,230
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                            -            -        2,052              -        2,052
Capital expenditures                                     (4,195)        (710)      (1,920)             -       (6,825)
Proceeds from sale of facilities and surplus real
     estate                                               1,655          396            -              -        2,051
Proceeds from discontinued operations note
     receivable                                             565            -            -              -          565
                                                   --------------------------------------------------------------------
Net cash (used) provided by investing activities         (1,975)        (314)         132              -       (2,157)
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                     2,334            -            -              -        2,334
Net borrowings under revolving line-of-credit
     agreements                                               -            -        2,294              -        2,294
(Repayment) borrowings of debt                          (46,321)           -        2,653              -      (43,668)
Deferred financing costs incurred                          (456)           -            -              -         (456)
Other                                                       438            -            -              -          438
                                                   --------------------------------------------------------------------
Net cash (used) provided by financing activities        (44,005)           -        4,947              -      (39,058)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -         (135)         647              -          512
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                 (20,982)         975        6,534              -      (13,473)
Cash and cash equivalents at beginning of period         27,531       (1,461)      19,528              -       45,598
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $    6,549   $     (486)   $  26,062     $        -   $   32,125
                                                   ====================================================================




AS OF MARCH 31, 2006
Current assets:
 Cash and cash equivalents                           $   27,531   $   (1,461)   $  19,528     $        -   $   45,598
 Trade accounts receivable and unbilled revenues         60,808          157       46,822              -      107,787
 Inventories                                             32,708       18,177       26,325         (2,365)      74,845
 Other current assets                                     4,777        1,446        8,903            550       15,676
                                                   --------------------------------------------------------------------
  Total current assets                                  125,824       18,319      101,578         (1,815)     243,906
 Property, plant, and equipment, net                     24,651       11,703       18,778              -       55,132
 Goodwill and other intangibles, net                     89,808       58,036       39,483              -      187,327
 Intercompany                                            92,325      (93,637)     (73,697)        75,009            -
 Other assets                                            96,548      197,328       25,939       (240,136)      79,679
                                                   --------------------------------------------------------------------
  Total assets                                       $  429,156   $  191,749    $ 112,081     $ (166,942)  $  566,044
                                                   ====================================================================


Current liabilities                                  $   48,146   $   15,368    $  43,306     $      473   $  107,293
 Long-term debt, less current portion                   203,384            -          457              -      203,841
 Other non-current liabilities                           16,305        8,676       25,508              -       50,489
                                                   --------------------------------------------------------------------
  Total liabilities                                     267,835       24,044       69,271            473      361,623

Shareholders' equity                                    161,321      167,705       42,810       (167,415)     204,421
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  429,156   $  191,749    $ 112,081     $ (166,942)  $  566,044
                                                   ====================================================================




                                                       Parent     Guarantors  Nonguarantors  Eliminations Consolidated
                                                   --------------------------------------------------------------------
FOR THE NINE MONTHS ENDED JANUARY 1, 2006
Net sales                                            $  195,700   $  109,735    $ 121,098     $  (17,622)  $  408,911
Cost of products sold                                   146,411       83,126       88,829        (16,087)     302,279
                                                   --------------------------------------------------------------------
Gross profit                                             49,289       26,609       32,269         (1,535)     106,632
Selling, general and administrative expenses             29,767       11,710       23,648              -       65,125
Restructuring charges                                       236            -           84              -          320
Amortization of intangibles                                 132            2           50              -          184
                                                   --------------------------------------------------------------------
                                                         30,135       11,712       23,782              -       65,629
                                                   --------------------------------------------------------------------
Income (loss) from operations                            19,154       14,897        8,487         (1,535)      41,003
Interest and debt expense                                15,867        3,537          213              -       19,617
Other (income) and expense, net                           7,549           24       (2,321)             -        5,252
                                                   --------------------------------------------------------------------
(Loss) income before income tax expense                  (4,262)      11,336       10,595         (1,535)      16,134
Income tax expense                                          590        1,044        3,145              -        4,779
                                                   --------------------------------------------------------------------
(Loss) income from continuing operations                 (4,852)      10,292        7,450         (1,535)      11,355
Income from discontinued operations                         643            -            -              -          643
                                                   --------------------------------------------------------------------
Net (loss) income                                    $   (4,209)  $   10,292    $   7,450     $   (1,535)  $   11,998
                                                   ====================================================================



FOR THE NINE MONTHS ENDED JANUARY 1, 2006
OPERATING ACTIVITIES:
Net cash provided by operating activities            $   16,996   $    9,296    $  12,217     $        -   $   38,509
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                            -            -           90              -           90
Capital expenditures                                     (2,641)        (497)      (1,600)             -       (4,738)
Proceeds from sale of facilities and surplus real
     estate                                                   -          468        1,623              -        2,091
Proceeds from discontinued operations note
     receivable - revised                                   643            -            -              -          643
                                                   --------------------------------------------------------------------
Net cash (used) provided by investing activities         (1,998)         (29)         113              -       (1,914)
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock offering/options exercised           59,944            -            -              -       59,944
Net borrowings (payments) under revolving
     line-of-credit agreements                              240            -       (1,657)             -       (1,417)
Repayment of debt                                      (196,706)           -         (175)             -     (196,881)
Proceeds from issuance of long-term debt                136,000            -            -              -      136,000
Deferred financing costs incurred                        (2,357)           -            -              -       (2,357)
Dividends paid                                            9,067       (8,854)        (213)             -            -
Other                                                       446            -            -              -          446
                                                   --------------------------------------------------------------------
Net cash provided (used) by financing activities          6,634       (8,854)      (2,045)             -       (4,265)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (230)          12          197              -          (21)
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                  21,402          425       10,482              -       32,309
Cash and cash equivalents at beginning of period          1,019         (697)       9,157              -        9,479
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $   22,421   $     (272)   $  19,639     $        -   $   41,788
                                                   ====================================================================


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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2025 and March 31, 2037 to range between $5,000 and $14,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,400 which has been reflected as a liability in the consolidated financial statements as of December 31, 2006. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $325 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

11.      NEW ACCOUNTING STANDARDS

In  June  2006,  the  Financial   Accounting   Standards   Board  (FASB)  issued
Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than April 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expect to take in our tax returns. The Company is assessing the impact the adoption of FIN 48 will have on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company is assessing the impact the adoption of SFAS No. 158 will have on the Company's consolidated financial position and results of operations.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (DOLLAR AMOUNTS IN THOUSANDS)

EXECUTIVE OVERVIEW

We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific or standard material handling systems and solutions for end-users to improve work station and facility-wide work flow.

Founded  in 1875,  we have grown to our  current  size and  leadership  position through organic growth and the acquisition of 14 businesses between February 1994 and April 1999. We have developed our leading market position over our 131-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing integration of these businesses includes improving our productivity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and renewed customer focus.

We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. This includes the recent introduction of powered hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. We have recently reorganized our management team to align with these strategic initiatives. These investments in international markets and new products are part of our focus on our greatest opportunities for growth. Our overall order growth rate of approximately 9% for the first nine months of fiscal 2007 compared to fiscal 2006 was a combination of increasing domestic organic sales growth and increasing global sales as a result of our expanding presence in emerging and existing international markets. Management monitors U.S. Industrial Capacity Utilization, which has been increasing since July 2003, as an indicator of anticipated demand for our product. In addition, we continue to monitor the potential impact of other global and domestic trends, including energy costs, steel price fluctuations, interest rates and activity in a variety of end-user markets around the globe.

Our Lean Manufacturing efforts continue to fundamentally change our manufacturing processes to be more responsive to customer demand and improve on-time delivery and productivity. From 2001 to 2004 under our facility rationalization program, we closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. These activities are driving our operating leverage. In furtherance of our facility rationalization projects, we completed the sale of several excess properties during fiscal 2006 and the first nine months of fiscal 2007, generating $4,100 from real estate sales which has been, and will continue to be used to repay our outstanding debt.

We keep a close watch on the costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $35,000 in fiscal 2006 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $40,000 to $45,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and fluctuating scrap steel prices, we experienced fluctuations in our costs that we reflected as price increases to our customers. We will continue to monitor our costs and reevaluate our pricing policies. We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
Net sales in the fiscal 2007 quarter ended December 31, 2006 were $142,044, up $8,722 or 6.5% from the fiscal 2006 quarter ended January 1, 2006. Net sales for the nine months ended December 31, 2006 were $432,963, an increase of $24,052 or 5.9% from the nine months ended January 1, 2006. Sales in the Products segment increased by $9,013 or 7.6% from the previous year's quarter and $21,634 or 6.0% from the previous year's nine-month period then ended. These increases are due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases of $2,000 and $5,400 in the quarter and nine months ended December 31, 2006, respectively. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $1,300 and $3,600 toward the Products segment increase in sales for the quarter and nine-month period ended December 31, 2006, respectively. Sales in the Solutions segment decreased 1.9% or $291 for the quarter and increased 5.2% or $2,418 for the nine months ended December 31, 2006 when compared with the same periods in the prior year. The quarter's decrease in this segment is due to lower volume in our European conveyor business. Translation of foreign currencies into U.S. dollars contributed $700 and $800 to the Solutions segment sales for the quarter and nine-months ended December 31, 2006. Sales in the segments are summarized as follows:

                                THREE MONTHS ENDED                              NINE MONTHS ENDED
                    ------------------------------------------     -------------------------------------------
                      DEC. 31,      JAN. 1,          CHANGE          DEC. 31,      JAN. 1,          CHANGE
                        2006         2006       AMOUNT      %          2006         2006        AMOUNT      %
                        ----         ----       ------     ---         ----         ----        ------     ---
Products            $  126,863   $  117,850    $  9,013    7.6     $  384,039    $ 362,405    $  21,634    6.0
Solutions               15,181       15,472        (291)  -1.9         48,924       46,506        2,418    5.2
                    ----------   ----------    --------            ----------    ---------    ---------
Net sales           $  142,044   $  133,322    $  8,722    6.5     $  432,963    $ 408,911    $  24,052    5.9
                    ==========   ==========    ========            ==========    =========    =========


Gross profits and gross profit margins by operating segment are summarized as follows:

                                      THREE MONTHS ENDED                             NINE MONTHS ENDED
                             ------------------------------------        ---------------------------------------
                               DEC. 31, 2006       JAN. 1, 2006             DEC. 31, 2006         JAN. 1, 2006
                               -------------       ------------             -------------         ------------
                                  $        %          $        %               $        %            $        %
                                 ---      ---        ---      ---             ---      ---          ---      ---
Products                     $  37,654   29.7    $  32,142   27.3        $  114,967   29.9     $   99,027   27.3
Solutions                          969    6.4        2,789   18.0             4,956   10.1          7,605   16.4
                             ---------           ---------               ----------            ----------
Total Gross Profit           $  38,623   27.2    $  34,931   26.2        $  119,923   27.7     $  106,632   26.1
                             =========           =========               ==========            ==========

The increase in the gross profit margin for the Products segment is the result of product mix, the realization of operational leverage at increased sales volumes and ongoing cost containment activities. The Solutions segment gross profit margin was impacted by weak performance at our European conveyor business as a result of cost overruns on a few specific projects, a challenging pricing environment, and unfavorable sales mix.

Selling expenses were $14,989,  $13,281, $45,095, and $40,019 in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively. The changes in expense dollars were impacted by increased investment to support our strategic growth initiatives ($450 and $1,250 for the quarter and nine-month period ended December 31, 2006, respectively), translation from changes in foreign exchange rates ($100 and $600 for the quarter and nine-month period ended December 31, 2006, respectively) and increased variable selling costs as a result of higher sales volume. As a percentage of consolidated net sales, selling expenses were 10.6%, 10.0%, 10.4%, and 9.8% in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively.

General and administrative expenses were $8,566, $8,392, $26,195, and $25,106 in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively. The fiscal 2007 nine-month data is higher than the prior year due to the result of stock based compensation expense ($600), and increased research and development ($460). As a percentage of consolidated net sales, general and administrative expenses were 6.0%, 6.3%, 6.1% and 6.1% in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively.

Restructuring charges were $128, $83, ($278), and $320 in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively. The reversal of restructuring charges in fiscal 2007 resulted from the sale of a previously closed facility and included $216 of gain on the sale of the property that had been written down in previous periods.

Amortization of intangibles was $44, $61, $131, and $184 in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively.

Interest and debt expense was $4,034, $6,268, $12,722, and $19,617 in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively. These decreases are the result of lower debt levels. As a percentage of consolidated net sales, interest and debt expense was 2.8%, 4.7%, 2.9% and 4.8% in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively.

Cost of bond redemptions was $359, $4,950, $4,942, and $8,279 in the fiscal 2007
and  2006  quarters  and  the  nine-month  periods  then  ended,   respectively,
supporting our debt reduction initiatives.

Investment income was $3,744, $364, $4,560, and $1,629 in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively. The fiscal 2007 quarter and nine month period includes $3,300 of realized gains on sale of investments resulting from the reallocation of our captive insurance company's investment portfolio.

Other (income) and expense, net was ($151), ($409), ($1,444) and ($1,398) in the
fiscal  2007  and  2006  quarters  and  the   nine-month   periods  then  ended,
respectively.

Income tax expense as a percentage of income from continuing operations before income tax expense was 38.2%, 55.1%, 39.5%, and 29.6% in the fiscal 2007 and 2006 quarters and the nine-month periods then ended, respectively. The effective income tax rate in the third quarter of fiscal 2006 reflects the $4,950 loss on early extinguishment of debt which reduced U.S. taxable income, but did not affect our tax expense due to the existence of fully reserved U.S. Federal net operating loss carry-forwards. The nine month fiscal 2006 percentage varies from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved. Therefore, income tax expense primarily resulted from non-U.S. taxable income and state taxes on U.S. taxable income. During the fourth quarter of fiscal 2006, as a result of our improved operating performance over the past several years, we reevaluated the certainty as to whether our remaining net operating loss carryforwards and other deferred tax assets may ultimately be realized. As a result of the determination that it is more likely than not that nearly all of the remaining deferred tax assets will be realized, a significant portion of the remaining valuation allowance was reversed as of March 31, 2006. As of December 31, 2006, we had U.S. federal net operating loss carry-forwards of approximately $48,400, representing approximately $16,900 of cash tax savings in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $32,125 at December 31, 2006, an increase of $7,984 from the October 1, 2006 balance of $24,177.

Net cash provided by operating activities was $27,230 for the nine months ended December 31, 2006 compared to $38,509 for the nine months ended January 1, 2006. The $11,279 decrease is the result of an $11,092 increase in income from continuing operations which includes a $2,930 increase in investment income and $3,329 of lower bond redemption costs relative to the prior period. This increased income was offset by unfavorable changes in net working capital of $26,950, including $13,029 of increased inventory (support for upcoming new product launches, a surge in demand for larger capacity equipment, and timing of offshore purchases) and a $13,456 decrease in accounts payable and accrued and non-current liabilities (timing of disbursements, decreased product liability reserves, and decreased variable compensation accruals).

Net cash used in investing activities was $2,157 for the nine months ended December 31, 2006 compared to $1,914 for the nine months ended January 1, 2006. The $243 increase in net cash used in investing activities was the result of a $2,087 increase in capital expenditures, offset by a $1,962 increase in proceeds from the sale of marketable securities.

Net cash used in financing activities was $39,058 for the nine months ended December 31, 2006 compared to $4,265 for the nine months ended January 1, 2006. The net cash used in financing activities for the nine months ended December 31, 2006 consisted of $41,374 of net debt repayments, partially offset by $2,334 of proceeds from the issuance of common stock and stock options exercised. The net cash used by financing activities for the nine months ended January 1, 2006 consisted of $198,298 of net debt repayments and $2,357 of deferred financing costs incurred in association with our issuance of the 8 7/8% Notes, offset by $136,000 of proceeds from the issuance of those notes, and $59,944 of proceeds from the issuance of common stock and stock options exercised.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which includes focus on cash generation for debt repayment. The business plan includes continued implementation of new market penetration, new product development, lean manufacturing and improving working capital utilization.

In March 2006, we entered into a Revolving Credit Facility which provides availability up to $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000 if all Senior Secured 10% Notes (10% Notes) have been repaid in full or will be repaid in full contemporaneously with such increase, or $25,000 in the event that any 10% Notes remain outstanding. The Revolving Credit Facility matures February 2010, however the maturity date can be extended to February 2011 based on certain conditions related to outstanding balances and maturity dates of the 10% Notes.

The unused portion of the Revolving Credit Facility totaled $64,341 net of outstanding borrowings of zero and outstanding letters of credit of $10,659 of December 31, 2006. Interest is payable at a Eurodollar Rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a restriction on dividend payments.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $136,000 and are due November 1, 2013. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The Senior Secured 10% Notes (10% Notes) issued on July 22, 2003 amounted to $25,132 as of December 31, 2006 and are due August 1, 2010. Provisions of the 10% Notes include, without limitation, restrictions on indebtedness, restricted payments, asset and subsidiary stock sales, liens, and other restricted transactions. The remaining 10% Notes are not entitled to redemption at our option, prior to August 1, 2007. On and after August 1, 2007, they are redeemable at a prices declining annually from 105% to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require us to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are secured by a second-priority interest in all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2006 and January 1, 2006 were $6,825 and $4,738, respectively. We expect capital spending for fiscal 2007 to be approximately $10 million compared with $8.4 million in fiscal 2006. Anticipated higher capital expenditures for fiscal 2007 will be primarily directed toward new product development and productivity improvement.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. We do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels of most costs over such periods and the ability to generally pass on rising costs through price increases. However, we have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them. In addition, U.S. employee benefits costs such as health insurance and workers compensation insurance as well as energy costs have exceeded general inflation levels. We generally incorporate those cost increases into our sales price increases and consider surcharges on certain products, as determined necessary. In the future, we may be further affected by inflation that we may not be able to pass on as price increases or surcharges.

SEASONALITY AND QUARTERLY RESULTS

Quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, gains or losses on early retirement of bonds, restructuring charges, divestitures and acquisitions. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In  June  2006,  the  Financial   Accounting   Standards   Board  (FASB)  issued
Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by us no later than April 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that we have taken or expect to take in our tax returns. We are assessing the impact the adoption of FIN 48 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We are assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We are assessing the impact the adoption of SFAS No. 158 will have on our consolidated financial position and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the market risks since the end of Fiscal 2006.


Item 4.    Controls and Procedures

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. There were no changes in the Company's internal controls or other factors during our third quarter ended December 31, 2006.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings - none.

Item 1A.   Risk Factors

           No material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended March 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - none.

Item 3.    Defaults upon Senior Securities - none.

Item 4.    Submission of Matters to a Vote of Security Holders - none.

Item 5.    Other Information - none.

Item 6.    Exhibits

(a) Exhibits:

           Exhibit 10.1   Amendment  No. 8 to the 1998 Plan  Restatement  of the
                          Columbus  McKinnon   Corporation   Monthly  Retirement
                          Benefit Plan, dated December 22, 2006.

           Exhibit 10.2 First Amendment, dated as of January 8, 2007, made in connection with that certain Third Amended and Restated Credit Agreement, dated as of March 16, 2006, among Columbus McKinnon Corporation, the Guarantors named therein, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

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


                                        COLUMBUS MCKINNON CORPORATION
                                        -----------------------------
                                                (Registrant)




Date: FEBRUARY 9, 2007                  /S/ KAREN L. HOWARD
      ----------------                  ---------------------------------------
                                        Karen L. Howard
                                        Vice President and Chief Financial
                                           Officer (Principal Financial Officer)