Form 10-Q
period 2008-02-08
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2008-02-08
CIK 1062624, 1263400, 1263401, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 30, 2007

                                       or

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

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares of common  stock  outstanding  as of January  31, 2008 was:
18,961,663 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                DECEMBER 30, 2007


                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              December 30, 2007 and March 31, 2007                             2

           Condensed consolidated statements of operations
              and retained earnings - Three months and nine
              months ended December 30, 2007 and December 31, 2006             3

           Condensed consolidated statements of cash flows -
              Nine months ended December 30, 2007 and December 31, 2006        4

           Condensed consolidated statements of comprehensive
              income - Three months and nine months ended
              December 30, 2007 and December 31, 2006                          5

           Notes to condensed consolidated financial statements -
              December 30, 2007                                                6

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                         15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         21

Item 4.    Controls and Procedures                                            21

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          22

Item 1A.   Risk Factors                                                       22

Item 2.    Unregistered Sales of Equity Securities and
              Use of Proceeds - none.                                         22

Item 3.    Defaults upon Senior Securities - none.                            22

Item 4.    Submission of Matters to a Vote of Security Holders - none.        22

Item 5.    Other Information - none.                                          22

Item 6.    Exhibits                                                           22

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 30,         MARCH 31,
                                                     2007               2007
                                                  ----------         ----------

ASSETS:                                                   (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                   $   61,073         $   48,655
      Trade accounts receivable                       93,928             97,269
      Unbilled revenues                               11,181             15,050
      Inventories                                     91,612             77,179
      Prepaid expenses                                17,753             18,029
                                                  ----------         ----------
Total current assets                                 275,547            256,182
Property, plant, and equipment, net                   56,684             55,231
Goodwill and other intangibles, net                  186,705            185,903
Marketable securities                                 30,213             28,920
Deferred taxes on income                              20,549             34,460
Other assets                                           6,595              4,942
                                                  ----------         ----------
Total assets                                      $  576,293         $  565,638
                                                  ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                      $   10,356         $    9,598
      Trade accounts payable                          36,014             35,896
      Accrued liabilities                             57,698             52,344
      Restructuring reserve                               15                599
      Current portion of long-term debt                  460                297
                                                  ----------         ----------
Total current liabilities                            104,543             98,734
Senior debt, less current portion                      6,072             26,168
Subordinated debt                                    133,000            136,000
Other non-current liabilities                         53,019             63,411
                                                  ----------         ----------
Total liabilities                                    296,634            324,313
                                                  ----------         ----------
Shareholders' equity
      Common stock                                       189                188
      Additional paid-in capital                     177,296            174,654
      Retained earnings                              114,018             85,237
      ESOP debt guarantee                             (2,995)            (3,417)
      Accumulated other comprehensive loss            (8,849)           (15,337)
                                                  ----------         ----------
Total shareholders' equity                           279,659            241,325
                                                  ----------         ----------
Total liabilities and shareholders' equity        $  576,293         $  565,638
                                                  ==========         ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       ------------------               -----------------
                                                  DECEMBER 30,     DECEMBER 31,      DECEMBER 30,      DECEMBER 31,
                                                      2007             2006              2007              2006
                                                      ----             ----              ----              ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)


Net sales                                         $   155,196      $   142,044       $   454,716       $   432,963
Cost of products sold                                 108,522          103,421           318,116           313,040
                                                  -----------      -----------       -----------       -----------
Gross profit                                           46,674           38,623           136,600           119,923
                                                  -----------      -----------       -----------       -----------

Selling expenses                                       17,818           14,989            51,208            45,095
General and administrative expenses                     9,516            8,566            27,839            26,195
Restructuring charges                                     149              128               894              (278)
Amortization of intangibles                                29               44                82               131
                                                  -----------      -----------       -----------       -----------
                                                       27,512           23,727            80,023            71,143
                                                  -----------      -----------       -----------       -----------

Income from operations                                 19,162           14,896            56,577            48,780
Interest and debt expense                               3,445            4,034            11,250            12,722
Cost of bond redemptions                                  177              359             1,620             4,942
Investment income                                        (261)          (3,774)             (812)           (4,560)
Other income                                             (835)            (151)           (2,312)           (1,444)
                                                  -----------      -----------       -----------       -----------
Income before income tax expense                       16,636           14,428            46,831            37,120
Income tax expense                                      6,781            5,510            18,281            14,673
                                                  -----------      -----------       -----------       -----------
Income from continuing operations                       9,855            8,918            28,550            22,447
Income from discontinued operations (net of tax)          139              208               417               565
                                                  -----------      -----------       -----------       -----------
Net income                                              9,994            9,126            28,967            23,012
Retained earnings - beginning of period               104,024           65,038            85,237            51,152
Change in accounting principle (note 6)                     -                -              (186)                -
                                                  -----------      -----------       -----------       -----------
Retained earnings - end of period                 $   114,018      $    74,164       $   114,018       $    74,164
                                                  ===========      ===========       ===========       ===========

Basic income per share:
   Income from continuing operations              $      0.52      $      0.48       $      1.53       $      1.21
   Income from discontinued operations                   0.01             0.01              0.02              0.03
                                                  -----------      -----------       -----------       -----------
   Net income                                     $      0.53      $      0.49       $      1.55       $      1.24
                                                  ===========      ===========       ===========       ===========

Diluted income per share:
   Income from continuing operations              $      0.51      $      0.47       $      1.49       $      1.19
   Income from discontinued operations                   0.01             0.01              0.02              0.03
                                                  -----------      -----------       -----------       -----------
   Net income                                     $      0.52      $      0.48       $      1.51       $      1.22
                                                  ===========      ===========       ===========       ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                NINE MONTHS ENDED
                                                                                -----------------
                                                                         DECEMBER 30,      DECEMBER 31,
                                                                             2007              2006
                                                                         -----------       -----------
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                                        $   28,550        $   22,447
Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization                                            6,378             6,306
     Deferred income taxes                                                   13,911            12,526
     Gain on sale of real estate/investments                                   (433)           (4,745)
     Loss on early retirement of bonds                                        1,244             4,069
     Stock compensation expense                                                 944             1,040
     Amortization/write-off of deferred financing costs                         814             1,385
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues                    8,351             4,178
           Inventories                                                      (13,317)          (10,890)
           Prepaid expenses                                                     349            (1,564)
           Other assets                                                      (1,045)             (297)
           Trade accounts payable                                              (502)           (2,033)
           Accrued and non-current liabilities                               (7,259)           (5,192)
                                                                         ----------        ----------
Net cash provided by operating activities                                    37,985            27,230
                                                                         ----------        ----------

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities                                  12,876            22,077
Purchases of marketable securities                                          (14,273)          (20,025)
Capital expenditures                                                         (7,421)           (6,825)
Proceeds from sale of facilities and surplus real estate                      5,504             2,051
Proceeds from discontinued operations note receivable                           417               565
                                                                         ----------        ----------
Net cash used by investing activities                                        (2,897)           (2,157)
                                                                         ----------        ----------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                                         1,309             2,334
Net (repayments) borrowings under revolving line-of-credit agreements          (182)            2,294
Repayment of debt and payment of debt premiums                              (27,728)          (43,668)
Deferred financing costs incurred                                                (2)             (456)
Other                                                                           422               438
                                                                         ----------        ----------
Net cash used by financing activities                                       (26,181)          (39,058)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       3,511               512
                                                                         ----------        ----------
Net change in cash and cash equivalents                                      12,418           (13,473)
Cash and cash equivalents at beginning of period                             48,655            45,598
                                                                         ----------        ----------
Cash and cash equivalents at end of period                               $   61,073        $   32,125
                                                                         ==========        ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          ------------------               -----------------
                                                     DECEMBER 30,    DECEMBER 31,     DECEMBER 30,     DECEMBER 31,
                                                         2007            2006             2007             2006
                                                         ----            ----             ----             ----
                                                                              (IN THOUSANDS)

Net income                                            $    9,994      $    9,126       $   28,967       $   23,012
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                1,262             425            6,637            3,081
   Unrealized gain (loss) on investments:
     Unrealized holding (losses) gains arising
       during the period                                    (211)          1,999             (104)           2,328
     Reclassification adjustment for
       gains included in net income                            -          (3,544)             (45)          (4,013)
                                                      ----------      ----------       ----------       ----------
                                                            (211)         (1,545)            (149)          (1,685)
                                                      ----------      ----------       ----------       ----------
Total other comprehensive income                           1,051          (1,120)           6,488            1,396
                                                      ----------      ----------       ----------       ----------
Comprehensive income                                  $   11,045      $    8,006       $   35,455       $   24,408
                                                      ==========      ==========       ==========       ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                DECEMBER 30, 2007

1.       DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 30, 2007 and the results of its operations and its cash flows for the three and nine-month periods ended December 30, 2007 and December 31, 2006, have been included. Results for the period ended December 30, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2007.

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

2.       INVENTORIES

Inventories consisted of the following:
                                             DECEMBER 30,        MARCH 31,
                                                 2007              2007
                                              ----------        ----------
At cost - FIFO basis:
Raw materials............................     $   51,360        $   45,006
Work-in-process..........................         12,350             9,050
Finished goods...........................         43,821            36,606
                                              ----------        ----------
                                                 107,531            90,662
LIFO cost less than FIFO cost............        (15,919)          (13,483)
                                              ----------        ----------
Net inventories..........................     $   91,612        $   77,179
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

3.       RESTRUCTURING CHARGES

During the nine-month period ended December 30, 2007, the Company recorded restructuring costs of $894 for facility demolition costs and severance. These costs are related to two separate businesses within the Solutions segment. The liability as of December 30, 2007 was $15, consisting primarily of environmental remediation costs which were accrued in accordance with SFAS No. 143.

4.       NET PERIODIC BENEFIT COST

The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:

                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            ------------------                  -----------------
                                       DECEMBER 30,    DECEMBER 31,        DECEMBER 30,    DECEMBER 31,
                                           2007            2006                2007            2006
                                           ----            ----                ----            ----
      Service costs...................    $1,094          $1,049              $3,282          $3,147
      Interest cost...................     2,019           1,879               6,057           5,636
      Expected return on plan assets..    (2,043)         (1,831)             (6,129)         (5,492)
      Net amortization................       450             623               1,350           1,869
                                          ------          ------              ------          ------
      Net periodic pension cost.......    $1,520          $1,720              $4,560          $5,160
                                          ======          ======              ======          ======


The following table sets forth the components of net periodic postretirement benefit cost for the Company's defined benefit postretirement plans:

                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            ------------------                  -----------------
                                       DECEMBER 30,    DECEMBER 31,        DECEMBER 30,    DECEMBER 31,
                                           2007            2006                2007            2006
                                           ----            ----                ----            ----
      Service costs...................    $    -          $    2              $    2          $    5
      Interest cost ..................       147             160                 439             482
      Amortization of plan net losses.        96             100                 288             300
                                          ------          ------              ------          ------
      Net periodic postretirement cost    $  243          $  262              $  729          $  787
                                          ======          ======              ======          ======


For additional information on the Company's defined benefit pension and postretirement benefit plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2007.

5.       FOREIGN DEBT GUARANTEE

Effective August 1, 2007, the Company issued a guarantee to a third party lender which secures any borrowing by one of the Company's wholly-owned foreign subsidiaries under the subsidiary's credit facility. The credit facility provides availability up to a maximum of approximately $11,750. The outstanding borrowings on this credit facility were approximately $10,240 at December 30, 2007.

6.       INCOME TAXES

Income tax expense as a percentage of income from continuing operations before income tax expense was 40.8%, 38.2%, 39.0%, and 39.5% in the fiscal 2008 and 2007 quarters and the nine-month periods then ended, respectively. The fiscal 2008 percentages vary from the U.S. statutory note due to a $479 deferred tax asset valuation allowance recorded in the third quarter related to our Univeyor business. The nine month fiscal 2007 percentage varies from the U.S. statutory rate due to $1,040 of non-deductible stock option expense in the period. As of December 30, 2007, the Company had U.S. federal net operating loss carry-forwards of approximately $6,200 representing approximately $2,200 of cash tax savings in future periods.

On April 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement of Financial Accounting Standards ("SFAS") No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

Upon adoption of FIN 48, the Company recorded a reduction in retained earnings for the cumulative effect adjustment of $186 to its $2,600 of unrecognized tax benefits, all of which would favorably impact the effective tax rate if recognized. During the second quarter of fiscal 2008, the balance of unrecognized tax benefits increased $223 as a result of certain intercompany transactions that have not been audited by the various tax jurisdictions and a matter that arose during a state income tax audit. There was no change in the balance of unrecognized tax benefits during the first or third quarter of fiscal 2008.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitations prior to December 30, 2008.

The Company had $207 accrued for the payment of interest and penalties at December 30, 2007. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its Consolidated Statement of Operations. The Company is currently open to audit by the Internal Revenue Service for the years ending March 31, 2004 through 2007.

7.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       ------------------             -----------------
                                                   DECEMBER 30,   DECEMBER 31,    DECEMBER 30,   DECEMBER 31,
                                                       2007           2006            2007           2006
                                                       ----           ----            ----           ----

Numerator for basic and diluted earnings per share:
  Net income                                         $  9,994       $  9,126        $ 28,967       $ 23,012
                                                     ========       ========        ========       ========

Denominators:
  Weighted-average common stock outstanding -
     denominator for basic EPS                         18,753         18,544          18,702         18,491

  Effect of dilutive employee stock options               447            410             442            438
                                                     --------       --------        --------       --------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                       19,200         18,954          19,144         18,929
                                                     ========       ========        ========       ========


During the first nine months of fiscal 2008, a total of 123,550 shares of stock were issued upon the exercising of stock options related to the Company's stock option plans, and 11,801 shares of stock were issued under the Company's Long Term Incentive Plan to the Company's non-executive directors as part of their annual compensation.

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

Segment information as of and for the nine months ended December 30, 2007 and December 31, 2006, is as follows:

                                                             NINE MONTHS ENDED DECEMBER 30, 2007
                                                             -----------------------------------
                                                        PRODUCTS          SOLUTIONS           TOTAL
                                                        --------          ---------           -----
 Sales to external customers......................    $   417,556        $    37,160       $   454,716
 Income from operations...........................         57,380               (803)           56,577
 Depreciation and amortization....................          5,739                639             6,378
 Total assets.....................................        537,479             38,814           576,293

                                                             NINE MONTHS ENDED DECEMBER 31, 2006
                                                             -----------------------------------
                                                        PRODUCTS          SOLUTIONS           TOTAL
                                                        --------          ---------           -----
 Sales to external customers......................    $   384,039        $    48,924       $   432,963
 Income from operations...........................         49,991             (1,211)           48,780
 Depreciation and amortization....................          5,657                649             6,306
 Total assets.....................................        515,053             36,536           551,589


9.       SUMMARY FINANCIAL INFORMATION

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

                                                       Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   --------------------------------------------------------------------
AS OF DECEMBER 30, 2007
Current assets:
 Cash and cash equivalents                           $   19,408   $   (1,292)   $  42,957     $        -   $   61,073
 Trade accounts receivable and unbilled revenues         59,096          159       45,854              -      105,109
 Inventories                                             38,986       20,566       34,220         (2,160)      91,612
 Other current assets                                     8,081        1,576        8,096              -       17,753
                                                   --------------------------------------------------------------------
  Total current assets                                  125,571       21,009      131,127         (2,160)     275,547
 Property, plant, and equipment, net                     25,545       11,237       19,902              -       56,684
 Goodwill and other intangibles, net                     88,757       57,035       40,913              -      186,705
 Intercompany                                            51,067      (61,797)     (62,865)        73,595            -
 Other assets                                            82,398      193,540       31,275       (249,856)      57,357
                                                   --------------------------------------------------------------------
  Total assets                                       $  373,338   $  221,024    $ 160,352     $ (178,421)  $  576,293
                                                   ====================================================================


Current liabilities                                  $   35,836   $   18,143    $  52,135     $   (1,571)  $  104,543
Long-term debt, less current portion                    133,000        2,881        3,191              -      139,072
Other non-current liabilities                            16,847       11,303       24,869              -       53,019
                                                   --------------------------------------------------------------------
  Total liabilities                                     185,683       32,327       80,195         (1,571)     296,634

Shareholders' equity                                    187,655      188,697       80,157       (176,850)     279,659
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  373,338   $  221,024    $ 160,352     $ (178,421)  $  576,293
                                                   ====================================================================



FOR THE NINE MONTHS ENDED DECEMBER 30, 2007
Net sales                                            $  218,182   $  130,388    $ 135,943     $  (29,797)  $  454,716
Cost of products sold                                   159,021       96,563       92,329        (29,797)     318,116
                                                   --------------------------------------------------------------------
Gross profit                                             59,161       33,825       43,614              -      136,600
                                                   --------------------------------------------------------------------
Selling, general and administrative expenses             35,096       13,293       30,658              -       79,047
Restructuring charges                                       551            -          343              -          894
Amortization of intangibles                                  80            2            -              -           82
                                                   --------------------------------------------------------------------
                                                         35,727       13,295       31,001              -       80,023
                                                   --------------------------------------------------------------------
Income from operations                                   23,434       20,530       12,613              -       56,577
Interest and debt expense                                 7,432        2,994          824              -       11,250
Other (income) and expense, net                             678         (298)      (1,884)             -       (1,504)
                                                   --------------------------------------------------------------------
Income before income tax expense                         15,324       17,834       13,673              -       46,831
Income tax expense                                        6,818        7,209        4,254              -       18,281
                                                   --------------------------------------------------------------------
Income from continuing operations                         8,506       10,625        9,419              -       28,550
Income from discontinued operations                         417            -            -              -          417
                                                   --------------------------------------------------------------------
Net income                                           $    8,923   $   10,625    $   9,419     $        -   $   28,967
                                                   ====================================================================



                                                       Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   --------------------------------------------------------------------
FOR THE NINE MONTHS ENDED DECEMBER 30, 2007
OPERATING ACTIVITIES:
Net cash provided (used) by operating activities     $   30,010   $   (3,697)   $  11,672     $        -   $   37,985
                                                   --------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of marketable securities, net                        -            -       (1,397)             -       (1,397)
Capital expenditures                                     (4,495)      (1,664)      (1,262)             -       (7,421)
Proceeds from sale of facilities and surplus real
     estate                                                   -        5,504            -              -        5,504
Proceeds from discontinued operations note
     receivable                                             417            -            -              -          417
                                                   --------------------------------------------------------------------
Net cash (used) provided by investing activities         (4,078)       3,840       (2,659)             -       (2,897)
                                                   --------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock options exercised                     1,309            -            -              -        1,309
Net payments under revolving line-of-credit
     agreements                                               -            -         (182)             -         (182)
Repayment of debt                                       (26,619)         (84)      (1,025)             -      (27,728)
Other                                                       420            -            -              -          420
                                                   --------------------------------------------------------------------
Net cash used by financing activities                   (24,890)         (84)      (1,207)             -      (26,181)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       -         (189)       3,700              -        3,511
                                                   --------------------------------------------------------------------
Net change in cash and cash equivalents                   1,042         (130)      11,506              -       12,418
Cash and cash equivalents at beginning of period         18,366       (1,162)      31,451              -       48,655
                                                   --------------------------------------------------------------------
Cash and cash equivalents at end of period           $   19,408   $   (1,292)   $  42,957     $        -   $   61,073
                                                   ====================================================================




AS OF MARCH 31, 2007
Current assets:
 Cash and cash equivalents                           $   18,366   $   (1,162)   $  31,451     $        -   $   48,655
 Trade accounts receivable and unbilled revenues         64,849           45       47,425              -      112,319
 Inventories                                             34,548       17,175       27,616         (2,160)      77,179
 Other current assets                                     6,237        2,707        9,085              -       18,029
                                                   --------------------------------------------------------------------
  Total current assets                                  124,000       18,765      115,577         (2,160)     256,182
 Property, plant, and equipment, net                     24,662       11,508       19,061              -       55,231
 Goodwill and other intangibles, net                     88,703       57,037       40,163              -      185,903
 Intercompany                                            66,971      (77,385)     (63,602)        74,016            -
 Other assets                                            93,609      194,922       29,647       (249,856)      68,322
                                                   --------------------------------------------------------------------
  Total assets                                       $  397,945   $  204,847    $ 140,846     $ (178,000)  $  565,638
                                                   ====================================================================


Current liabilities                                  $   36,388   $   15,376    $  48,120     $   (1,150)  $   98,734
Long-term debt, less current portion                    158,125            -        4,043              -      162,168
Other non-current liabilities                            27,646       11,143       24,622              -       63,411
                                                   --------------------------------------------------------------------
  Total liabilities                                     222,159       26,519       76,785         (1,150)     324,313

Shareholders' equity                                    175,786      178,328       64,061       (176,850)     241,325
                                                   --------------------------------------------------------------------
  Total liabilities and shareholders' equity         $  397,945   $  204,847    $ 140,846     $ (178,000)  $  565,638
                                                   ====================================================================




                                                       Parent     Guarantors  Nonguarantors  Eliminations  Consolidated
                                                   --------------------------------------------------------------------
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
                                                   ====================================================================


10.      LOSS CONTINGENCIES

Like many industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating costs associated with its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2025 and March 31, 2037 to range between $5,000 and $15,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,400 which has been reflected as a liability in the consolidated financial statements as of December 30, 2007. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $380 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

The Company's non-asbestos related product liability reserves decreased approximately $1,500 during the quarter ended December 30, 2007 as a result of decreases in the estimated losses for claims. Product liability costs, which are reflected as cost of sales, were approximately $1,200 lower in the third quarter of fiscal 2008 when compared to the fiscal 2007 third quarter.

11.      NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 157, "Fair Value Measurements," ("SFAS 157") to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS 157 will have on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted all of the currently required provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employers' fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this requirement to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on the Company's consolidated financial statements.

12.      SUBSEQUENT EVENTS

During January 2008 the Company used cash on hand to redeem $3,145 of the outstanding 8 7/8% Notes. The redemption required a $134 premium payment to Noteholders and $40 of unamortized financing costs were written-off.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (DOLLAR AMOUNTS IN THOUSANDS)

EXECUTIVE OVERVIEW

We are a leading manufacturer and marketer of hoists, cranes, chain, material handling systems, lift tables and industrial components serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific or standard material handling systems and solutions for end-users to improve work station and facility-wide work flow.

Founded  in 1875,  we have grown to our  current  size and  leadership  position through organic growth and the acquisition of 14 businesses between February 1994 and April 1999. We have developed our leading market position over our 132-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing operation of these businesses includes improving our productivity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and excellent customer satisfaction.

We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. Over the past two years, this includes the introduction of powered hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. Additionally, we are targeting the high growth sectors of energy and commercial construction as growing users of our products. We have recently reorganized and expanded our management team to align with these strategic initiatives. These investments in international markets and new products are part of our focus on our greatest opportunities for growth and reducing the impact of industrial cyclicality on our business. As a result of these efforts and the continued strong industrial economy in our important markets of interest, we believe we can sustain our expected Products segment growth rate in the mid-to-high single-digit range for fiscal 2008. Management monitors U.S. Industrial Capacity Utilization, which has approximated 80% for the past 1 1/2 years, as an indicator of anticipated demand for our product. In addition, we continue to monitor the potential impact of other global and domestic trends, including energy costs, steel price fluctuations, interest rates and activity in a variety of end-user markets around the globe.

Our Lean Manufacturing efforts continue to fundamentally change our manufacturing processes to be more responsive to customer demand and improve on-time delivery and productivity. During fiscal 2007, in furtherance of our facility rationalization projects, we completed the sale of one of our less strategic businesses, a specialty crane manufacturer, and sold two pieces of excess real estate, generating $4.5 million of proceeds. During the nine months of fiscal 2008, we completed the sale and partial leaseback of a manufacturing facility in Charlotte, North Carolina, generating $5.2 million of proceeds. The proceeds have been used to repay our outstanding debt. We recently announced that we are evaluating strategic alternatives, including potential sale of Univeyor, our material handling systems business.

We keep a close watch on the costs of fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $35,000 in fiscal 2007 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $35,000 to $40,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. With increases in worldwide demand for steel and fluctuating scrap steel prices, as we experience fluctuations in our costs, we reflect them as price increases to our customers. We implemented a price increase on our steel-intensive products in September which fully capture recent steel cost increases. Additionally, in January 2008 we instituted an annual price increase covering most of our product offering. We will continue to monitor our costs and reevaluate our pricing policies. We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 30, 2007 AND DECEMBER 31, 2006
Net sales in the fiscal 2008 quarter ended December 30, 2007 were $155,196, up $13,152 or 9.3% from the fiscal 2007 quarter ended December 31, 2006. Net sales for the nine months ended December 30, 2007 were $454,716, an increase of $21,753 or 5.0% from the nine months ended December 31, 2006. Sales in the Products segment increased by $13,615 or 10.7% from the previous year's quarter and $33,517 or 8.7% from the previous year's nine-month period then ended. These increases are due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases of $6,100 in the nine months ended December 30, 2007. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars contributed $3,700 and $7,500 toward the Products segment increase in sales for the quarter and nine-month period ended December 30, 2007, respectively. Sales in the Solutions segment decreased 3.0% or $463 for the quarter and 24.0% or $11,764 for the nine months ended December 30, 2007 when compared with the same periods in the prior year. The decreases in this segment are primarily due to lower volume in our European conveyor business as revenue has been intentionally held back as a result of historically unacceptable returns on certain types of projects. We have restructured that business and are converting it into a more products and services orientated model while we evaluate strategic alternatives, including its potential sale. Translation of foreign currencies into U.S. dollars contributed an additional $1,000 and $1,900 toward the Solutions segment sales for the quarter and nine-months ended December 30, 2007. Sales in the segments are summarized as follows:

                               THREE MONTHS ENDED                               NINE MONTHS ENDED
                    -------------------------------------------    -------------------------------------------
                      DEC. 30,     DEC. 31,           CHANGE         DEC. 30,     DEC. 31,           CHANGE
                        2007         2006        AMOUNT      %         2007         2006        AMOUNT      %
                        ----         ----        ------     ---        ----         ----        ------     ---
Products            $  140,478   $  126,863    $ 13,615    10.7    $  417,556    $ 384,039    $  33,517    8.7
Solutions               14,718       15,181        (463)   -3.0        37,160       48,924      (11,764) -24.0
                    ----------   ----------    --------            ----------    ---------    ---------
Net sales           $  155,196   $  142,044    $ 13,152     9.3    $  454,716    $ 432,963    $  21,753    5.0
                    ==========   ==========    ========            ==========    =========    =========

Gross profit and gross profit margins by reporting segment are summarized as follows:

                             THREE MONTHS ENDED                               NINE MONTHS ENDED
                     ------------------------------------          --------------------------------------
                      DEC. 30, 2007        DEC. 31, 2006            DEC. 30, 2007          DEC. 31, 2006
                      -------------        -------------            -------------          -------------
                         $         %         $         %                $         %           $         %
                        ---       ---       ---       ---              ---       ---         ---       ---
Products             $  44,199   31.5    $  37,654   29.7          $  130,530   31.3     $  114,967   29.9
Solutions                2,475   16.8          969    6.4               6,070   16.3          4,956   10.1
                     ---------           ---------                 ----------            ----------
Total Gross Profit   $  46,674   30.1    $  38,623   27.2          $  136,600   30.0     $  119,923   27.7
                     =========           =========                 ==========            ==========

The increase in the gross profit margin for the Products segment is the result of product mix, the realization of operational leverage at increased sales volumes, favorable trends in our product liability and workers compensation costs, ongoing cost containment activities and the translation of foreign currencies into U.S. dollars, which contributed $1,400 and $3,000 toward the Products segment increase in gross margin for the quarter and nine-months ended December 30, 2007, respectively. The Solutions segment reflected gross margin improvement due to restructuring activities and focus on profitable core business undertaken at our Univeyor business.

Selling expenses were $17,818,  $14,989,  $51,208 and $45,095 in the fiscal 2008 and 2007 quarters and the nine-month periods then ended, respectively. The changes in selling expense dollars were impacted by our increased investment to support our strategic growth initiatives including investments in new markets and strategic sales initiatives ($1,400 and $3,000 for the quarter and nine-month period ended December 30, 2007, respectively), translation of foreign currencies into U.S. dollars ($700 and $1,600 for the quarter and nine-month period ended December 30, 2007, respectively) and increased variable selling costs as a result of higher sales volume. As a percentage of consolidated net sales, selling expenses were 11.5%, 10.6%, 11.3%, and 10.4% in the fiscal 2008 and 2007 quarters and the nine-month periods then ended, respectively.

General and administrative expenses were $9,516, $8,566, $27,839 and $26,195 in the fiscal 2008 and 2007 quarters and the nine-month periods then ended, respectively. The change in administrative expenses was primarily the result of increased research and development costs ($210 and $640 for the quarter and nine-month period ended December 30, 2007, respectively) and the translation of foreign currencies into U.S. dollars ($350 and $850 for the quarter and nine-month period ended December 30, 2007, respectively). The quarter ended December 30, 2007 also included the recognition of $135 of stock based compensation expense related to our Long Term Incentive Plan. As a percentage of consolidated net sales, general and administrative expenses were 6.1%, 6.0%, 6.1%, and 6.1% in the fiscal 2008 and 2007 quarters and the nine-month periods then ended, respectively.

Restructuring charges were $149, $128, $894, and ($278) in the fiscal 2008 and 2007 quarters and the nine-month periods then ended, respectively. The 2008 restructuring charges include $551 of costs related to the partial demolition of an older and underutilized domestic facility and $343 of costs incurred to reduce ongoing operating costs and change our Univeyor business model to increase its focus on offering products as packaged solutions rather than engineered-to-order systems. The reversal of restructuring charges in fiscal 2007 resulted from the sale of a previously closed facility and included $216 of gain on the sale of the property that had been written down in previous periods.

Interest and debt expense was $3,445, $4,034, $11,250, and $12,722 in the fiscal 2008 and 2007 quarters and the nine-month periods then ended, respectively. This decrease is the result of lower debt levels. As a percentage of consolidated net sales, interest and debt expense was 2.2%, 2.8%, 2.5%, and 2.9% in the fiscal 2008 and 2007 quarters and the nine-month periods then ended, respectively.

Cost of bond redemptions was $177, $359,  $1,620,  and $4,942 in the fiscal 2008
and  2007  quarters  and  the  nine-month  periods  then  ended,   respectively,
supporting our debt reduction initiatives.

Investment income was $261, $3,774, $812, and $4,560 in the fiscal 2008 and 2007 quarters and the nine-month periods then ended, respectively. The fiscal 2007 quarter and nine month period includes $3,400 of realized gains on sale of the investments resulting from the reallocation of our captive insurance company's investment portfolio.

Income tax expense as a percentage of income from continuing operations before income tax expense was 40.8%, 38.2%, 39.0%, and 39.5% in the fiscal 2008 and 2007 quarters and the nine-month periods then ended, respectively. The fiscal 2008 percentages vary from the U.S. statutory note due to a $479 deferred tax asset valuation allowance recorded in third quarter related to our Univeyor business. The nine month fiscal 2007 percentage varies from the U.S. statutory rate due to $1,040 of non-deductible stock option expense in the period. As of December 30, 2007, the Company had U.S. federal net operating loss carry-forwards of approximately $6,200 representing approximately $2,200 of cash tax savings in future periods.

On April 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement of Financial Accounting Standards ("SFAS") No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

Upon adoption of FIN 48, the Company recorded a reduction in retained earnings for the cumulative effect adjustment of $186 to its $2,600 of unrecognized tax benefits, all of which would favorably impact the effective tax rate if recognized. During the second quarter of fiscal 2008, the balance of unrecognized tax benefits increased $223 as a result of certain intercompany transactions that have not been audited by the various tax jurisdictions and a matter that arose during a state income tax audit. There was no change in the balance of unrecognized tax benefits during the first or third quarter of fiscal 2008.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitations prior to December 30, 2008.

The Company had $207 accrued for the payment of interest and penalties at December 30, 2007. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its Consolidated Statement of Operations. The Company is currently open to audit by the Internal Revenue Service for the years ending March 31, 2004 through 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $61,073 at December 30, 2007, an increase of $12,418 from the March 31, 2007 balance of $48,655.

Net cash provided by operating activities was $37,985 for the nine months ended December 30, 2007 compared to $27,230 for the nine months ended December 31, 2006. The $10,755 increase is primarily the result of a $6,103 increase in income from continuing operations to $28,550 in fiscal 2008 from $22,447 in fiscal 2007, an increase of $4,173 of cash from the change of accounts receivables and unbilled revenues as a result of improved collection activities, and a $1,385 increase in the use of deferred tax assets for net operating loss carry-forwards. The resulting increase in cash from operations was partially offset by a $2,427 increase in cash used for the change in inventory resulting from support for upcoming new product launches, an increase for longer term capital projects equipment and timing of offshore purchases.

Net cash used by investing activities was $2,897 for the nine months ended December 30, 2007 compared to $2,157 for the nine months ended December 31, 2006. The net cash used in investing activities for the nine months ended December 30, 2007 was the result of $7,421 used for capital expenditures and $1,397 for the net purchases of marketable securities, partially offset by $5,504 of proceeds from the sale of facilities and surplus real estate and $417 of proceeds from discontinued operations. The net cash used in investing activities for the nine months ended December 31, 2006 was the result of $6,825 used for capital expenditures, partially offset by $2,051 of proceeds from the sale of facilities and surplus real estate, $2,052 received from the net sale of marketable securities, and $565 of proceeds from discontinued operations.

Net cash used by financing activities was $26,181 for the nine months ended December 30, 2007 compared to $39,058 for the nine months ended December 31, 2006. The net cash used in financing activities for the nine months ended December 30, 2007 consisted primarily of $27,910 of net debt repayments, partially offset by $1,309 of proceeds from stock options exercised. The net cash used in financing activities for the nine months ended December 31, 2006 consisted primarily of $41,374 of net debt repayments, partially offset by $2,334 of proceeds from stock options exercised.

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

Our Revolving Credit Facility provides availability up to $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000. The Revolving Credit Facility matures February 2011.

The unused portion of the Revolving Credit Facility totaled $63,586, net of outstanding borrowings of zero and outstanding letters of credit of $11,414 of December 30, 2007. Interest is payable at a Eurodollar Rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $133,000 at December 30, 2007 and are due November 1, 2013. Provisions of the 8 7/8% Notes include limitations on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements. During the fiscal 2008 third quarter ending December 30, 2007 the Company used cash on hand to redeem $3,000 of the outstanding 8 7/8% Notes. The redemption required a $138 premium payment to Noteholders and $39 of unamortized financing costs were written-off. During January 2008 the Company used cash on hand to redeem an additional $3,145 of the outstanding 8 7/8% Notes which required a $134 premium payment to Noteholders and $40 of unamortized financing costs were written-off.

On August 1, 2007 the Company used cash on hand to redeem all of the outstanding Senior Secured 10% Notes at a price of 105% of the principal amount. The redemption required a $1,106 premium payment to Noteholders and $337 of unamortized financing costs were written-off in the fiscal 2008 second quarter ending September 30, 2007.

International lines of credit are available to meet short-term working capital needs for our subsidiaries operating outside of the United States. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 30, 2007, amounts available under significant foreign credit lines totaled approximately $11,750 of which $10,240 was drawn.

In addition to the above facilities, our foreign subsidiaries have certain fixed term bank loans. As of December 30, 2007, significant secured loans totaled $3,040.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 30, 2007 and December 31, 2006 were $7,421 and $6,825, respectively. We expect capital spending for fiscal 2008 to be approximately $11 to $12 million compared with $10.7 million in fiscal 2007. Incremental capital expenditures for fiscal 2008 will be primarily directed toward new product development and productivity improvement.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America, and the Pacific Rim. We do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels of most costs over such periods and our ability to generally pass on rising costs through price increases. However, we have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them. In addition, U.S. employee benefits costs such as health insurance and workers compensation insurance as well as energy costs have exceeded general inflation levels. We generally incorporate those cost increases into our sales price increases and consider surcharges on certain products, as determined necessary. In the future, we may be further affected by inflation that we may not be able to pass on as price increases or surcharges.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 157, "Fair Value Measurements," ("SFAS 157") to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS 157 will have on the Company's consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted all of the currently required provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employers' fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this requirement to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on the Company's consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, our asbestos-related liability, the integration of acquisitions and other factors disclosed in our periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the market risks since the end of Fiscal 2007.


Item 4.     Controls and Procedures

As of December 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of December 30, 2007. There were no changes in the Company's internal controls or other factors during our third quarter ended December 30, 2007.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings - none.

Item 1A.    Risk Factors

            No material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended March 31, 2007.

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


                                        COLUMBUS MCKINNON CORPORATION
                                        -----------------------------
                                       (Registrant)




Date: FEBRUARY 8, 2008                  /S/ KAREN L. HOWARD
      ----------------                  ----------------------------------------
                                         Karen L. Howard
                                         Vice President and Chief Financial
                                           Officer (Principal Financial Officer)