Form 10-Q
period 2009-02-05
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2009-02-05
CIK 1062624, 1263400, 1263401, 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 28, 2008
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from   to

Commission File Number:       0-27618

Columbus McKinnon Corporation
(Exact name of registrant as specified in its charter)

New York	16-0547600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 John James Audubon Parkway, Amherst, NY	14228-1197
(Address of principal executive offices)	(Zip code)

(716) 689-5400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  : [X] Yes   [ ]  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [X] No

The number of shares of common stock outstanding as of January 31, 2009 was:  19,041,930 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 28, 2008

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28,	March 31,
	2008	2008
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$21,973	$75,994
Trade accounts receivable	93,997	93,833
Inventories	106,850	84,286
Prepaid expenses	24,814	17,320
Current assets of discontinued operations	-	17,334
Total current assets	247,634	288,767
Property, plant, and equipment, net	61,404	53,420
Goodwill and other intangibles, net	235,044	187,376
Marketable securities	28,039	29,807
Deferred taxes on income	12,452	17,570
Other assets	6,635	8,094
Assets of discontinued operations	-	5,001
Total assets	$591,208	$590,035

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	$1,858	$36
Trade accounts payable	37,870	35,149
Accrued liabilities	56,962	52,265
Restructuring reserve	933	58
Current portion of long-term debt	331	326
Current liabilities of discontinued operations	-	24,955
Total current liabilities	97,954	112,789
Senior debt, less current portion	8,045	3,066
Subordinated debt	124,855	129,855
Other non-current liabilities	50,633	48,844
Total liabilities	281,487	294,554
Shareholders' equity
Common stock	190	189
Additional paid-in capital	180,249	178,457
Retained earnings	145,746	122,400
ESOP debt guarantee	(2,444)	(2,824)
Accumulated other comprehensive loss	(14,020)	(2,741)
Total shareholders' equity	309,721	295,481
Total liabilities and shareholders' equity	$591,208	$590,035

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net sales	$165,076	$146,176	$470,920	$432,603
Cost of products sold	120,285	100,698	332,032	298,497
Gross profit	44,791	45,478	138,888	134,106

Selling expenses	19,861	17,310	55,227	49,736
General and administrative expenses	8,630	8,593	27,977	25,181
Restructuring charges	990	149	1,145	551
Amortization of intangibles	421	29	477	82
	29,902	26,081	84,826	75,550

Income from operations	14,889	19,397	54,062	58,556
Interest and debt expense	3,604	3,147	9,929	10,476
(Gain) loss on bond redemptions	(244)	177	(244)	1,620
Investment loss (income)	3,335	(261)	3,158	(812)
Foreign currency exchange loss	1,759	153	2,548	301
Other (income) and expense, net	(517)	(815)	(2,950)	(2,341)
Income from continuing operations before income tax expense	6,952	16,996	41,621	49,312
Income tax expense	2,454	6,849	14,850	18,841
Income from continuing operations	4,498	10,147	26,771	30,471
Loss from discontinued operations (net of tax benefit)	(685)	(153)	(2,651)	(1,504)
Net income	3,813	9,994	24,120	28,967
Retained earnings - beginning of period	141,933	104,024	122,400	85,237
Change in accounting principle (note 15)	-	-	(774)	(186)
Retained earnings - end of period	$145,746	$114,018	$145,746	$114,018

Basic income per share:
Income from continuing operations	$0.24	$0.54	$1.42	$1.63
Loss from discontinued operations	(0.04)	(0.01)	(0.14)	(0.08)
Net income	$0.20	$0.53	$1.28	$1.55

Diluted income per share:
Income from continuing operations	$0.24	$0.53	$1.40	$1.59
Loss from discontinued operations	(0.04)	(0.01)	(0.14)	(0.08)
Net income	$0.20	$0.52	$1.26	$1.51

See accompanying notes to condensed consolidated financial statements.

 COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	December 28,	December 30,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES:
Net income	$24,120	$28,967
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2,651	1,504
Depreciation and amortization	7,521	6,003
Deferred income taxes	8,684	14,502
Loss (gain) on sale of real estate/investments	2,943	(433)
(Gain) loss on early retirement of bonds	(300)	1,244
Stock-based compensation	1,001	944
Amortization/write-off of deferred financing costs	449	814
Changes in operating assets and liabilities net of effects of business acquisitions and divestitures:
Trade accounts receivable	10,577	2,453
Inventories	(4,372)	(13,122)
Prepaid expenses	(775)	293
Other assets	997	(1,045)
Trade accounts payable	(2,581)	3,043
Accrued and non-current liabilities	(6,532)	(6,932)
Net cash provided by operating activities from continuing operations	44,383	38,235
Net cash used by operating activities from discontinued operations	(3,082)	(250)
Net cash provided by operating activities	41,301	37,985

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	338	12,876
Purchases of marketable securities	(2,277)	(14,273)
Capital expenditures	(8,504)	(7,390)
Purchase of businesses, net of cash acquired	(53,261)	-
Proceeds from sale of assets	1,269	5,504
Net cash used by investing activities from continuing operations	(62,435)	(3,283)
Net cash provided by investing activities from discontinued operations	448	386
Net cash used by investing activities	(61,987)	(2,897)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	391	1,309
Net payments under revolving line-of-credit agreements	(5,067)	(842)
Repayment of debt	(6,871)	(26,465)
Other	567	420
Net cash used by financing activities from continuing operations	(10,980)	(25,578)
Net cash used by financing activities from discontinued operations	(14,612)	(603)
Net cash used by financing activities	(25,592)	(26,181)
Effect of exchange rate changes on cash	(7,743)	3,511
Net change in cash and cash equivalents	(54,021)	12,418
Cash and cash equivalents at beginning of year	75,994	48,655
Cash and cash equivalents at end of year	$21,973	$61,073

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
	(In thousands)

Net income	$3,813	$9,994	$24,120	$28,967
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,900)	1,262	(11,591)	6,637
Unrealized loss on investments:
Unrealized holding loss arising during the period	(2,344)	(211)	(3,707)	(104)
Reclassification adjustment for loss (gain) included in net income	3,629	-	4,019	(45)
	1,285	(211)	312	(149)
Total other comprehensive (loss) income	(3,615)	1,051	(11,279)	6,488
Comprehensive income	$198	$11,045	$12,841	$35,455

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except share data)
December 28, 2008

1. Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 28, 2008 and the results of its operations and its cash flows for the three and nine-month periods ended December 28, 2008 and December 30, 2007, have been included. Results for the period ended December 28, 2008 are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2008.

The Company is a leading manufacturer and marketer of material handling products, systems and services which lift, secure, position and move material ergonomically, safely, precisely and efficiently. Key products include hoists, cranes, actuators, chain and forged attachments. The Company’s products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users.

2. Acquisitions

On October 1, 2008, the Company acquired the Kissing, Germany based Pfaff Beteiligungs GmbH (“Pfaff-silberblau”), a leading European supplier of lifting, material handling and actuator products with revenue of approximately $90 million USD, in 2007. Pfaff-silberblau is a leading European hoist and material handling equipment brand which complements the Company’s existing business in the region. Its actuator business provides the Company with technical engineering expertise, access to the growing European market and diversifies the Company’s existing North American business. The Pfaff-silberblau acquisition will strengthen the Company’s global sales to help level geographic economic cycles and meet its strategic objectives. The results of Pfaff-silberblau are included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Pfaff-silberblau is not considered significant to the Company’s consolidated results of operations.

This transaction was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” The aggregate purchase consideration for the acquisition of Pfaff-silberblau was $53,261 USD in cash and acquisition costs. The acquisition was funded with existing cash. The purchase price was allocated to the assets acquired and liabilities assumed based upon a preliminary valuation of respective fair values. The identifiable intangible assets consisted of a trademark with a value of $4,571 (18 year estimated useful life), a trademark with a value of $1,530 (18 year estimated useful life), customer relationships with a value of $15,097 (11 year estimated useful life), and technology with a value of $635 (15 year estimated useful life). A final valuation is expected to be completed during the fourth quarter of fiscal 2009. The excess consideration over fair value was recorded as goodwill and approximated $27,428, none of which is deductible for tax purposes. The preliminary allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:
Working capital	$13,382
Property, plan and equipment	7,875
Other long term liabilities, net	(17,659)
Identifiable intangible assts	22,235
Goodwill	27,428
Total	$53,261

3. Discontinued  Operations

As part of its continuing evaluation of its businesses, the Company determined that its integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with its long-term growth and operational objectives. On July 25, 2008, the Company completed the sale of Univeyor A/S, which business represented the majority of the Solutions segment. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the results of operations of the Univeyor business have been classified as discontinued operations in the condensed consolidated balance sheets, statements of operations and statements of cash flows presented herein.  Income from discontinued operations presented herein also includes payments received on a note receivable related to our fiscal 2002 disposal of Automatic Systems, Inc. Due to the uncertainty surrounding the financial viability of the debtor, the note has been recorded at the estimated net realizable value of $0.

In connection with the sale of Univeyor A/S on July 25, 2008, the Company used cash on hand to repay $15,191 in amounts outstanding on Univeyor’s lines of credit and fixed term bank debt.

Prior to the divestiture of Univeyor A/S, during the past year as part of Univeyor’s ongoing business, the Company had provided performance guarantees to certain customers and a third party for the satisfactory completion of contracts to design, manufacture and install its integrated material handling conveyor systems. Pursuant to the terms of the share purchase agreement, the Company agreed to continue to maintain performance guarantees on certain pre-existing contracts.  As of the end of the second quarter, the Company had agreed to maintain performance guarantees on certain pre-existing contracts totaling $9,200 as of September 28, 2008 based on exchange rates at that time.  Any potential loss under these guarantees, if any, could not be reasonably estimated at that time, and therefore no liability was recorded in the condensed consolidated balance sheets relating to those guarantees as of September 28, 2008.  During the third quarter of fiscal 2009, the acquirer of Univeyor A/S became financially distressed as a result of a bankruptcy filing by one of its other owned businesses.  In reaction to this development, the Company paid $1,400 ($868, net of tax) to a third party by which the Company was released from approximately $4.5 million of guarantees.  The arrangement also required that the Company retain liability for any claims and liabilities under four remaining guarantees with an indemnification against those guarantees from a third party. As of January 31, 2009, the Company has two remaining guarantees outstanding totaling approximately $1,300. These guarantees are expected to expire in February of 2009.  The Company has an indemnification agreement with a third party amounting to approximately $900 for any claims and liabilities arising out of these two remaining guarantees.  No liability has been recorded in the accompanying condensed consolidated balance sheets relating to these guarantees as the Company believes that the third party indemnification is sufficient to cover any exposure to loss.

Summarized statements of operations for discontinued operations:
	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Net sales	$-	$9,020	$8,982	$22,113
Loss before income tax	(1,136)	(146)	(2,359)	(1,839)
Income tax (benefit) expense	(451)	7	(288)	(335)
Loss from operations, net of tax	(685)	(153)	(2,071)	(1,504)
Loss on sale of discontinued operations	-	-	(14,627)	-
Loss from discontinued operations	(685)	(153)	(16,698)	(1,504)
Tax benefit from sale	-	-	14,047	-
Loss from discontinued operations, net of tax	$(685)	$(153)	$(2,651)	$(1,504)

4. Fair Value Measurements

Beginning in fiscal year 2009, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the valuation techniques that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is separated into three levels based on the reliability of inputs as follows:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, involving some degree of judgment.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

The availability of observable inputs can vary from asset/liability to asset/liability and is affected by a wide variety of factors, including, the type of asset/liability, whether the asset/liability is established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair  value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date.

When valuing our derivative portfolio, the Company uses readily observable market data in conjunction with commonly used valuation models. Consequently, the Company designates our derivatives as Level 2.

The following table provides information regarding financial assets and liabilities measured at fair value on a recurring basis:
		Fair value measurements at reporting date using
Description	At December 28, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$28,039	$28,039	$-	$-
Derivative liabilities	(1,942)	-	(1,942)	-

As of December 28, 2008, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

Interest and dividend income on marketable securities, and changes in the fair value of derivatives, are recorded in investment income and foreign currency exchange loss, respectively. Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.  During the quarter ended December 28, 2008, the Company reduced the cost bases of certain marketable securities since it was determined that the unrealized losses on those securities were other than temporary in nature.  This determination resulted in the recognition of a pre-tax charge to earnings of $3,628 for the quarter ended December 28, 2008, classified within investment (loss) income.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to implement the fair value options allowed under this standard.

5. Inventories

Inventories consisted of the following:
	December 28,	March 31,
	2008	2008
At cost - FIFO basis:
Raw materials	$52,156	$44,594
Work-in-process	14,858	10,454
Finished goods	59,167	44,102
	126,181	99,150
LIFO cost less than FIFO cost	(19,331)	(14,864)
Net inventories	$106,850	$84,286

Inventory at Pfaff-silberblau, which was acquired October 1, 2008, was $14,880 at December 28, 2008.

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

6. Goodwill and Intangible Assets

Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” No impairment charges related to goodwill were recorded during fiscal 2009 or 2008.

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

A summary of changes in goodwill during fiscal 2009 is as follows:
Balance at March 31, 2008	$187,055
Acquisitions	27,428
Currency translation	(1,313)
Balance at December 28, 2008	$213,170

Intangible assets at March 31, 2008 were $321, consisting of patents and other intangibles, net. Intangible assets at December 28, 2008 are as follows:
	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,101	$126	$5,975
Customer relationships	15,499	559	14,940
Other	1,060	101	959
Balance at December 28, 2008	$22,660	$786	$21,874

Based on the current amount of intangible assets, the estimated amortization expense for the fourth quarter of fiscal 2009 and for each of the succeeding four years is expected to be $467, $1,846, $1,828, $1,807, and 1,778, respectively.

7. Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income, or AOCI, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives not classified as cash flow hedges, all changes in market value are recorded to earnings.

One of the Company’s wholly-owned foreign subsidiaries has cross-currency swaps and foreign exchange forward agreements in place and executed during the third quarter of fiscal 2009, to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $26,807, and all contracts mature by September 30, 2013. As of December 28, 2008, the fair value of these derivatives was a $1,942 pretax loss that was recorded to earnings and is included in foreign currency exchange loss.

Effective October 6, 2008, the Company issued a guarantee to a third party lender which secures any obligations of one of the Company’s wholly-owned foreign subsidiaries under the subsidiary’s agreement with the third party lender, in relation to derivative transactions.  The obligations of the foreign subsidiary at December 28, 2008 were $1,942 which represents the fair value of the derivatives as of that date.

The Company is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings; accordingly, the Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

8. Restructuring Charges

During the first nine-months of fiscal 2009, the Company recorded restructuring charges of $1,145 for severance related to workforce reductions in response to the current economic climate and facility rationalization. The third quarter restructuring charges of $990 included $960 for salaried workforce reductions.  The number of employees terminated during the third quarter as a result of these reductions was approximately 30. The liability as of December 28, 2008 was $933, consisting of accrued severance costs.

During the first nine-months of fiscal 2008, the Company recorded restructuring charges of $551 for the partial demolition of an older and underutilized U.S. facility. Of this amount, $149 was recorded in the third quarter.

9. Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans:
	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Service costs	$1,113	$1,094	$3,324	$3,282
Interest cost	2,270	2,019	6,682	6,057
Expected return on plan assets	(2,299)	(2,043)	(6,897)	(6,129)
Net amortization	294	450	883	1,350
Net periodic pension cost	$1,378	$1,520	$3,992	$4,560

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans:
	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Service costs	$-	$-	$2	$2
Interest cost	168	147	502	439
Amortization of plan net losses	115	96	346	288
Net periodic postretirement cost	$283	$243	$850	$729

We currently plan to contribute approximately $8.5 million to our pension plans in fiscal 2009.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

10. Income Taxes

Income tax expense as a percentage of income from continuing operations before income tax expense was 35.3%, 40.3%, 35.7%, and 38.2% in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively. The percentages vary from the U.S. statutory rate due to varying effective tax rates at the Company’s foreign subsidiaries, and the jurisdictional mix of taxable income forecasted for these subsidiaries.

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$3,813	$9,994	$24,120	$28,967

Denominators:
Weighted-average common stock outstanding -denominator for basic EPS	18,876	18,753	18,851	18,702

Effect of dilutive employee stock options and awards	188	447	310	442

Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	19,064	19,200	19,161	19,144

During the first nine-months of fiscal 2009, a total of 40,750 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans, and 13,863 shares of stock were issued under the Company’s Long Term Incentive Plan to the Company’s non-executive directors as part of their annual compensation.  Options, RSUs, and performance shares with respect to approximately 463,000 shares were not included in the computation of diluted earnings per share for the third quarter and first nine months of fiscal 2009 because they were anti-dilutive.

12. Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements. Historically the Company had two operating and reportable segments, Products and Solutions.  The Solutions segment engaged primarily in the design, fabrication and installation of integrated material handling conveyor systems and service and in the design and manufacture of tire shredders, lift tables and light-rail systems.  In the first quarter of fiscal 2009, the Company re-evaluated its operating and reportable segments in connection with the discontinuation of its integrated material handling conveyor systems and service business. With this divestiture, and in consideration of the quantitative contribution of the remaining portions of the Solutions segment to the Company as a whole and our products-orientated strategic growth initiatives, the Company determined that it now has only one operating and reportable segment for both internal and external reporting purposes. Prior period financial information included herein has been restated to reflect the financial position and results of operations as one segment. As part of the organizational restructuring announced in December of 2008, we have reevaluated our reportable segments and we continue to believe that we have only one reportable operating segment.

13. Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of December 28, 2008
Current assets:
Cash and cash equivalents	$5,108	$42	$16,823	$—	$21,973
Trade accounts receivable	57,522	—	36,475	—	93,997
Inventories	38,591	20,864	49,760	(2,365)	106,850
Other current assets	9,994	796	14,024	—	24,814
Total current assets	111,215	21,702	117,082	(2,365)	247,634
Property, plant, and equipment, net	27,409	11,659	22,336	—	61,404
Goodwill and other intangibles, net	89,028	57,032	88,984	—	235,044
Intercompany	62,237	(51,405)	(82,265)	71,433	—
Other assets	61,729	194,928	25,091	(234,622)	47,126
Total assets	$351,618	$233,916	$171,228	$(165,554)	$591,208

Current liabilities	36,986	17,718	47,071	(3,821)	97,954
Long-term debt, less current portion	124,855	2,654	5,391	—	132,900
Other non-current liabilities	4,223	10,558	35,852	—	50,633
Total liabilities	166,064	30,930	88,314	(3,821)	281,487
Shareholders' equity	185,554	202,986	82,914	(161,733)	309,721
Total liabilities and shareholders' equity	$351,618	$233,916	$171,228	$(165,554)	$591,208

For the Nine Months Ended December 28, 2008
Net sales	$228,521	$126,809	$149,362	$(33,772)	$470,920
Cost of products sold	169,209	96,677	99,918	(33,772)	332,032
Gross profit	59,312	30,132	49,444	—	138,888
Selling, general and administrative expenses	36,295	14,957	31,952	—	83,204
Restructuring charges	1,145	—	—	—	1,145
Amortization of intangibles	83	2	392	—	477
	37,523	14,959	32,344	—	84,826
Income from operations	21,789	15,173	17,100	—	54,062
Interest and debt expense	8,136	1,203	590	—	9,929
Other (income) and expense, net	(1,185)	(943)	4,640	—	2,512
Income before income tax expense	14,838	14,913	11,870	—	41,621
Income tax expense	5,959	5,919	2,972	—	14,850
Income from continuing operations	8,879	8,994	8,898	—	26,771
Loss from discontinued operations	(420)	—	(2,231)	—	(2,651)
Net income	$8,459	$8,994	$6,667	$—	$24,120

For the Nine Months Ended December 28, 2008	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities from continuing operations	$18,982	$261	$25,140	$—	$44,383
Net cash used by operating activities from discontinued operations	(864)	—	(2,218)	—	(3,082)
Net cash provided by operating activities	18,118	261	22,922	—	41,301

Investing activities:
Purchase of marketable securities, net	—	—	(1,939)	—	(1,939)
Capital expenditures	(4,351)	(1,176)	(2,977)	—	(8,504)
Purchase of businesses, net	—	—	(53,261)	—	(53,261)
Proceeds from sale of assets	—	1,269	—	—	1,269
Net cash (used) provided by investing activities from continuing operations	(4,351)	93	(58,177)	—	(62,435)
Net cash provided by investing activities from discontinued operations	448	—	—	—	448
Net cash (used) provided by investing activities	(3,903)	93	(58,177)	—	(61,987)

Financing activities:
Proceeds from stock options exercised	391	—	—	—	391
Net (payments) borrowings under revolving line-of-credit agreements	(21,974)	—	16,907	—	(5,067)
Repayment of debt	(4,700)	(141)	(2,030)	—	(6,871)
Other	567	—	—	—	567
Net cash (used) provided by financing activities from continuing operations	(25,716)	(141)	14,877	—	(10,980)
Net cash (used) provided by financing activities from discontinued operations	(15,191)	—	579	—	(14,612)
Net cash (used) provided by financing activities	(40,907)	(141)	15,456	—	(25,592)
Effect of exchange rate changes on cash	—	170	(7,913)	—	(7,743)
Net change in cash and cash equivalents	(26,692)	383	(27,712)	—	(54,021)
Cash and cash equivalents at beginning of period	31,800	(341)	44,535	—	75,994
Cash and cash equivalents at end of period	$5,108	$42	$16,823	$—	$21,973

As of March 31, 2008
Current assets:
Cash and cash equivalents	$31,800	$(341)	$44,535	$—	$75,994
Trade accounts receivable	62,992	—	30,841	—	93,833
Inventories	35,375	18,797	32,479	(2,365)	84,286
Other current assets	8,264	1,025	8,031	—	17,320
Current assets of discontinued operations	—	—	17,334	—	17,334
Total current assets	138,431	19,481	133,220	(2,365)	288,767
Property, plant, and equipment, net	26,834	11,916	14,670	—	53,420
Goodwill and other intangibles, net	89,008	57,034	41,334	—	187,376
Intercompany	50,555	(59,869)	(64,821)	74,135	—
Other assets	79,909	194,783	30,636	(249,857)	55,471
Assets of discontinued operations	—	—	5,001	—	5,001
Total assets	$384,737	$223,345	$160,040	$(178,087)	$590,035

Current liabilities of continuous operations	$42,714	$15,951	$30,288	$(1,119)	$87,834
Current liabilities of discontinued operations	—	—	24,955	—	24,955
Current liabilities	42,714	15,951	55,243	(1,119)	112,789
Long-term debt, less current portion	129,855	2,815	251	—	132,921
Other non-current liabilities	12,312	10,757	25,775	—	48,844
Total liabilities	184,881	29,523	81,269	(1,119)	294,554
Shareholders' equity	199,856	193,822	78,771	(176,968)	295,481
Total liabilities and shareholders' equity	$384,737	$223,345	$160,040	$(178,087)	$590,035

For the Nine Months Ended December 30, 2007	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net sales	$218,182	$130,388	$113,830	$(29,797)	$432,603
Cost of products sold	159,021	96,563	72,710	(29,797)	298,497
Gross profit	59,161	33,825	41,120	—	134,106
Selling, general and administrative expenses	35,096	13,293	26,528	—	74,917
Restructuring charges	551	—	—	—	551
Amortization of intangibles	80	2	—	—	82
	35,727	13,295	26,528	—	75,550
Income from operations	23,434	20,530	14,592	—	58,556
Interest and debt expense	7,432	2,994	50	—	10,476
Other (income) and expense, net	678	(298)	(1,612)	—	(1,232)
Income before income tax expense	15,324	17,834	16,154	—	49,312
Income tax expense	6,818	7,209	4,814	—	18,841
Income from continuing operations	8,506	10,625	11,340	—	30,471
Income (loss) from discontinued operations	417	—	(1,921)	—	(1,504)
Net income	$8,923	$10,625	$9,419	$—	$28,967

For the Nine Months Ended December 30, 2007
Operating activities:
Net cash provided (used) by operating activities from continuing operations	$30,010	$(3,697)	$11,922	$—	$38,235
Net cash used by operating activities from discontinued operations	—	—	(250)	—	(250)
Net cash provided (used) by operating activities	30,010	(3,697)	11,672	—	37,985

Investing activities:
Purchases of marketable securities, net	—	—	(1,397)	—	(1,397)
Capital expenditures	(4,495)	(1,664)	(1,231)	—	(7,390)
Proceeds from sale of assets	—	5,504	—	—	5,504
Net cash (used) provided by investing activities from continuing operations	(4,495)	3,840	(2,628)	—	(3,283)
Net cash provided (used) by investing activities from discontinued operations	417	—	(31)	—	386
Net cash (used) provided by investing activities	(4,078)	3,840	(2,659)	—	(2,897)

Financing activities:
Proceeds from stock options exercised	1,309	—	—	—	1,309
Net payments under revolving line-of-creditagreements	—	—	(842)	—	(842)
(Repayment) borrowings of debt	(26,619)	(84)	238	—	(26,465)
Other	420	—	—	—	420
Net cash used by financing activities from continuing operations	(24,890)	(84)	(604)	—	(25,578)
Net cash used by financing activities from discontinued operations	—	—	(603)	—	(603)
Net cash used by financing activities	(24,890)	(84)	(1,207)	—	(26,181)
Effect of exchange rate changes on cash	—	(189)	3,700	—	3,511
Net change in cash and cash equivalents	1,042	(130)	11,506	—	12,418
Cash and cash equivalents at beginning of period	18,366	(1,162)	31,451	—	48,655
Cash and cash equivalents at end of period	$19,408	$(1,292)	$42,957	$—	$61,073

14. Loss Contingencies

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 2027 and March 2039 to range between $5,600 and $15,600 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,800 which has been reflected as a liability in the consolidated financial statements as of December 28, 2008. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $400 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

15. New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial statements.

On April 1, 2007, the Company adopted the provisions of FASB Interpretation ("FIN") No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The adoption of FIN 48 resulted in a $186 reduction to the opening balance of retained earnings, recorded on April 1, 2007, the date of adoption.

On April 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion—1967. The provisions of EITF 6-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 6-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.

On April 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. See Footnote No. 3, “Fair Value Measurements,” for additional information.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to implement the fair value option allowed under this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The Company adopted all of the currently required provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this requirement to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on its consolidated financial statements.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(Dollar amounts in thousands)
Executive Overview

We are a leading manufacturer and marketer of a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators, rotary unions, lift tables and industrial components serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We have developed our leading market position over our 133-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing operation of our businesses includes extending our sales activities to the European and Asian marketplaces and improving our productivity. We are executing those initiatives through expanded sales activities, our Lean manufacturing efforts and new product development. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and excellent customer satisfaction.

We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. Such activities have been focused on product line offerings of hoist and rigging products in accordance with international standards, to complement our offering of products designed in accordance with U.S. standards. Our efforts to expand our global sales are being accomplished through the introduction of certain of our products that historically have been distributed only in North America and also by introducing new products through our existing European distribution network. Furthermore, we continue to leverage our on-the-ground sales forces as well as distribution relationships in China to capture the growing demand for material handling products as that economy continues to industrialize. Our internal organization supports these strategic initiatives through division of responsibility for North America, Europe, Latin America and Asia Pacific. Strategically, the investments in international markets and new products are part of our focus on our greatest opportunities for growth. To complement our organic growth activities, we are also seeking acquisitions or joint ventures. Over the long term, the focus of our acquisition strategy centers on opportunities for international revenue growth and product line expansion in alignment with our existing offering.

The recently evolved global credit crisis and economic recession have caused us to reflect on the current state of our business.  First, we currently stand with a strong capital structure which includes excess cash reserves, significant revolver availability with expiration dating to 2011, fixed-rate long-term debt which doesn’t expire until 2013 and a strong free cash flow business profile.  We believe our liquidity strength will enable us to withstand the external credit crisis and economic recession.  Secondly, we are prepared to manage our business through this cycle, with a lower fixed cost footprint than prior cycles and flexibility to manage costs and deliveries enabled through our Lean manufacturing profile. Recently, we have taken action to reorganize and adjust our workforce to coincide with lower demand levels. We are also addressing further opportunities to permanently remove structural costs from our existing footprint over the next few quarters. Additionally, our revenue base is more geographically diverse than in our Company’s history, with approximately 40% derived outside the U.S., pro forma for the effects of our October 1, 2008 Pfaff Beteiligungs GmbH (“Pfaff-silberblau”) acquisition, which we believe will help to balance the impact of changes that will occur in different global economies at different times.  As in the past, we monitor U.S. Industrial Capacity Utilization, which has weakened significantly over recent months, as an indicator of anticipated U.S. demand for our product. In addition, we continue to monitor the potential impact of other global and U.S. trends, including European industrial production, energy costs, steel price fluctuations, interest rates, currency impact and activity in a variety of end-user markets around the globe, which have been volatile of late.

Regardless of the economic climate, we constantly explore ways to manage our operating margins as well as further improve our productivity and competitiveness, regardless of the point in the economic cycle.  We have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-

time deliveries, reduction of warranty costs, and improved working capital utilization.  The initiatives are being driven by the continued implementation of our Lean manufacturing efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to Lean manufacturing, we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

We continuously monitor market prices of steel.  We utilize approximately $40,000 to $45,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. However, during the second and third quarters of fiscal 2009, we were impacted by rapid increases in the cost of materials (steel and other components), freight, and utilities. Certain of these costs are expected to decline in the fiscal fourth quarter, and we are taking aggressive measures to manage our pricing practices and fine tune our cost structure to be prepared for potential slower demand for our products.

As part of our strategic growth plan, on October 1, 2008, we acquired Pfaff-silberblau, a leading European supplier of lifting, material handling and actuator products with revenue of approximately $90,000 USD, in 2007. Pfaff-silberblau is a leading European hoist material handling equipment and actuator brand which complements our existing business in the region. Its actuator business provides us with technical engineering expertise, access to the growing European market and diversifies our existing North American business. The Pfaff-silberblau acquisition will strengthen our global sales and meet our strategic objectives. We acquired the Kissing; Germany based Pfaff-silberblau for approximately $53,000 USD, funded with existing cash.

As part of the continuing evaluation of our business strategy, we determined that our integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with our long-term growth and operational objectives. On July 25, 2008, we completed the sale of our Univeyor business. The results of this business were accounted for as discontinued operations for the quarters presented herein.

We continue to operate in a highly competitive and global business environment faced with significant uncertainty at the present time. We face a variety of challenges and opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our growth strategy, we are prepared to weather a downturn with our strong capital structure, solid cash position and flexible cost base.  We are aggressively addressing costs to buffer the impact on margins and will rapidly implement change where needed.

Results of Operations

Three Months and Nine Months Ended December 28, 2008 and December 30, 2007
Net sales in the fiscal 2009 quarter ended December 28, 2008 were $165,076, up $18,900 or 12.9% from the fiscal 2008 quarter ended December 30, 2007 net sales of $146,176. This increase was due to $26,800 of sales from Pfaff-silberblau, which was acquired October 1, 2008, and $5,800 impact of price increases/surcharges, partially offset by the $4,600 negative impact from translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars, and $9,100 from the effect of the global economic downturn. Net sales for the nine month period ended December 28, 2008 were $470,920, up $38,317 or 8.9% from the nine months ended December 30, 2007 net sales of $432,603. This increase was due to $26,800 of sales from Pfaff-silberblau, $16,700 impact of price increases/surcharges, and $1,400 contributed from the translation of foreign currencies, partially offset by $6,600 from the effect of the global economic downturn.

Gross profit in the fiscal 2009 quarter ended December 28, 2008 was $44,791, down $687 or 1.5% from the fiscal 2008 quarter ended December 30, 2007 gross profit of $45,478. Gross profit margin decreased to 27.1% in the fiscal 2009 quarter from 31.1% in the fiscal 2008 quarter. Gross profit in the nine month period ended December 28, 2008 was $138,888, up $4,782 or 3.6% from the nine month period ended December 30, 2007 gross profit of $134,106. Gross profit margin decreased to 29.5% in the nine month period ended December 28, 2008 from 31.0% in the nine month period ended December 30, 2007. The fiscal 2009 quarter and nine month period gross profit margins were negatively impacted by a $1,300 one-time inventory valuation accounting charge related to the Pfaff-silberblau acquisition in the quarter ended December 28, 2008, currently lower margins at Pfaff-silberblau and unrecovered increases in the cost of materials, freight, and utilities. The translation of foreign currencies had a $1,400 negative impact in the fiscal 2009 third quarter and a $1,100 positive impact on the nine month period ended December 28, 2008.

Selling expenses were $19,861, $17,310, $55,227 and $49,736 in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively. The increase in the fiscal 2009 quarter compared with the fiscal 2008 quarter was due to $3,400 of selling expenses at Pfaff-silberblau, partially offset by an $800 favorable impact from translation of foreign currencies into U.S. dollars. The increase in the fiscal 2009 nine-month period compared with the fiscal 2008 nine-month period was primarily due to $3,400 of selling expenses at Pfaff-silberblau, $1,500 from our increased investment to support our strategic growth initiatives which include international markets, especially Eastern Europe, Southeast Asia, and Latin America, and $300 from the translation of foreign currencies into U.S. dollars. As a percentage of consolidated net sales, selling expenses were 12.0%, 11.8%, 11.7%, and 11.5% in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively.

General and administrative expenses were $8,630, $8,593, $27,977 and $25,181 in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively. The administrative expenses in the fiscal 2009 quarter were consistent with the fiscal 2008 quarter as $1,200 of expenses at Pfaff-silberblau was offset by $1,100 from reductions in variable and stock based compensation and $300 favorable impact from translation of foreign currencies into U.S. dollars. The increase in the fiscal 2009 nine-month period compared with the fiscal 2008 nine-month period was primarily the result of $1,200 of expenses at Pfaff-silberblau, $1,500 increase in our accounts receivable reserves, $400 from increased personnel costs for new market investments and global management, $400 from increased new product development costs, and $100 from the translation of foreign currencies into U.S. dollars, partially offset by $900 from reductions in variable and stock based compensation. As a percentage of consolidated net sales, general and administrative expenses were 5.2%, 5.9%, 5.9%, and 5.8% in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively.

Restructuring charges were $990, $149, $1,145, and $551 in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively. The fiscal 2009 restructuring costs were for severance related to workforce reductions in response to the current economic climate. The 2008 restructuring costs related to the partial demolition of an older and underutilized U.S. facility.

Amortization of intangibles was $421, $29, $477, and $82 in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively. The increase was the result of amortization of intangibles acquired in the Pfaff-silberblau acquisition.

Interest and debt expense was $3,604, $3,147, $9,929, and $10,476 in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively. The increase in the fiscal 2009 quarter was the result of higher debt levels in the fiscal 2009 quarter from debt assumed upon the acquisition of Pfaff-silberblau. The decrease in the nine month period was the result of lower levels of our Senior Subordinated Notes, partially offset by the Pfaff-silberblau debt acquired in the third quarter of fiscal 2009.

Gain from bond redemptions of $244 in both the quarter and nine-month periods ended December 28, 2008 was related to the redemption of $5,000 of our Senior Subordinated 8 7/8% Notes at a discount.  Loss from bond redemptions of $177 and $1,620 in the quarter and nine-month periods ended December 30, 2007, respectively, were related to the redemption of all $22,125 of our outstanding Senior Secured 10% Notes and $3,000 of our Senior Subordinated 8 7/8% Notes.

Investment loss (income) was $3,335, ($261), $3,158, and ($812) in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively.  The fiscal 2009 quarter included $3,600 of mark-to-market loss on investments deemed other-than-temporary and related to the recent turmoil in the financial markets.

Foreign currency exchange loss was $1,759, $153, $2,548, and $301 in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively.  The fiscal 2009 quarter included a $1,800 loss on intercompany loans, primarily associated with the Pfaff acquisition and the U.S. dollar’s weakening against the euro.

Income tax expense as a percentage of income from continuing operations before income tax expense was 35.3%, 40.3%, 35.7%, and 38.2% in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively. The percentages vary from the U.S. statutory rate due to varying effective tax rates at our foreign subsidiaries, and the jurisdictional mix of taxable income forecasted for these subsidiaries.

Loss from discontinued operations, net of tax benefit, was $685, $153, $2,651, and $1,504 in the fiscal 2009 and 2008 quarters and the nine-month periods then ended, respectively, related primarily to the Univeyor business that was divested in July 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled $21,973 at December 28, 2008, a decrease of $54,021 from the March 31, 2008 balance of $75,994.  The decrease was primarily the result of $53,261 used to acquire Pfaff-silberblau on October 1, 2008.

Net cash provided by operating activities from continuing operations was $44,383 for the nine months ended December 28, 2008 compared with $38,235 for the nine months ended December 30, 2007. The net cash provided by operating activities from continuing operations for the nine months ended December 28, 2008 was primarily the result of $26,771 of income from continuing operations plus non-cash charges for depreciation and amortization of $7,521, deferred income taxes of $8,684, loss on sale of real estate and investments of $2,943, stock-based compensation of $1,001, $149 of other non-cash charges. These amounts were partially offset by $2,686 of cash used for changes in operating assets and liabilities as a result of a $10,577 decrease in accounts receivable $4,372 increase in inventory, and $9,113 decrease in accounts payable and accrued liabilities. The net cash provided by operating activities from continuing operations for the nine months ended December 30, 2007 was primarily the result of $30,471 of income from continuing operations plus a $1,244 loss on early retirement of bonds and non-cash charges for depreciation and amortization of $6,003, deferred income taxes of $14,502, stock-based compensation of $944 and $381 of other non-cash charges. These amounts were partially offset by $15,310 of cash used for changes in operating assets and liabilities, primarily the result of a $13,122 increase in inventory. The increase in inventory in both periods resulted from support for penetration of new European markets, upcoming new product launches, longer-duration projects and timing of offshore purchases. Net cash used by operating activities from discontinued operations, attributable to our former Univeyor business, was $3,082 and $250 for the nine months ended December 28, 2008 and December 30, 2007, respectively.

Net cash used by investing activities from continuing operations was $62,435 for the nine months ended December 28, 2008 compared with $3,283 for the nine months ended December 30, 2007. The net cash used by investing activities from continuing operations for the nine months ended December 28, 2008 was the result of $53,261 used to acquire Pfaff-silberblau, net of cash acquired, $8,504 for capital expenditures and $1,939 for the net purchases of marketable securities, partially offset by $1,269 of proceeds from the sale of facilities and surplus real estate. The net cash used by investing activities from continuing operations for the nine months ended December 30, 2007 was the result of $7,390 used for capital expenditures and $1,397 for the net purchases of marketable securities, partially offset by $5,504 of proceeds from the sale of facilities and surplus real estate. Net cash provided by investing activities from discontinued operations, primarily attributable to payments received on our note receivable related to our 2002 sale of Automatic Systems, Inc, was $448 and $386 for the nine months ended December 28, 2008 and December 30, 2007, respectively.

Net cash used by financing activities from continuing operations was $10,980 for the nine months ended December 28, 2008 compared with $25,578 for the nine months ended December 30, 2007. The net cash used by financing activities from continuing operations for nine months ended December 28, 2008 consisted of $11,938 of net debt repayments, partially offset by $391 of proceeds from stock options exercised, $187 of tax benefit from exercise of stock options and $380 from the change in ESOP debt guarantee. The net cash provided by financing activities from continuing operations for the nine months ended December 30, 2007 consisted of $27,307 of net debt repayments, including the repurchase of all $22,125 of our outstanding 10% notes in August 2007. Cash used for debt repayments was partially offset by $1,309 of proceeds from stock options exercised and $420 from the change in ESOP debt guarantee. Net cash used by financing activities from discontinued operations, attributable to repayments on lines of credit at our former Univeyor business, was $14,612 for the nine months ended December 28, 2008, and $603 for the nine months ended December 30, 2007.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan which includes continued implementation of new market penetration, new product development, Lean manufacturing and improving working capital utilization.  This is complemented by the fact that throughout the last economic recession spanning 2000 - 2004, we generated positive cash flows from operating activities.

Our Revolving Credit Facility provides availability up to $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000 subject to lender approval and possible renegotiation of the terms of the credit agreement. The Revolving Credit Facility matures February 2011.

The unused portion of the Revolving Credit Facility totaled $62,948, net of outstanding borrowings of zero and outstanding letters of credit of $12,052 as of December 28, 2008. Interest is payable at a Eurodollar Rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments.  The financial covenants are limited to a senior leverage ratio and a fixed charge coverage ratio with which the Company is in compliance as of December 28, 2008.  These covenants are set at levels which allow the Company extreme flexibility relative to deteriorating market conditions given the Company’s low level of outstanding senior debt and its favorable cash flow profile.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124,855 at December 28, 2008 and are due November 1, 2013. Provisions of the 8 7/8% Notes include limitations on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements. On October 8, 2008 the Company used cash on hand to redeem $5,000 of the outstanding 8 7/8% Notes. The redemption included a $300 discount.  As a result of the redemption, $56 of unamortized financing costs were written-off in the third quarter of fiscal 2009.

International lines of credit are available to meet short-term working capital needs for our subsidiaries operating outside of the United States. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. In addition to these facilities, our foreign subsidiaries have certain fixed term bank loans. The outstanding balance of international lines of credit and foreign subsidiary fixed bank debt was $2,130 at December 28, 2008.

Prior to the divestiture of Univeyor A/S, during the past year as part of Univeyor’s ongoing business, we had provided performance guarantees to certain customers and a third party for the satisfactory completion of contracts to design, manufacture and install our integrated material handling conveyor systems. Pursuant to the terms of the share purchase agreement, we agreed to continue to maintain performance guarantees on certain pre-existing contracts.  As of the end of the second quarter, we had agreed to maintain performance guarantees on certain pre-existing contracts totaling $9,200 as of September 28, 2008 based on exchange rates at that time.  Any potential loss under these guarantees, if any, could not be reasonably estimated at that time, and therefore no liability was recorded in the condensed consolidated balance sheets relating to those guarantees as of September 28, 2008.  During the third quarter of fiscal 2009, the acquirer of Univeyor A/S became financially distressed as a result of a bankruptcy filing by one of its other owned businesses.  In reaction to this development, we paid $1,400 ($868, net of tax) to a third party by which we were released from approximately $4.5 million of guarantees. The arrangement also required that we retain liability for any claims and liabilities under four remaining guarantees with an indemnification against those guarantees from a third party. As of January 31, 2009, we have two remaining guarantees outstanding totaling approximately $1,300. These guarantees are expected to expire in February of 2009.  We have an indemnification agreement with a third party amounting to approximately $900 for any claims and liabilities arising out of these two remaining guarantees.  No liability has been recorded in the accompanying condensed consolidated balance sheets relating to these guarantees as we believe that the third party indemnification is sufficient to cover any exposure to loss.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 28, 2008 and December 30, 2007 were $8,504 and $7,390, respectively. We expect capital spending for fiscal 2009 to be approximately $11,000 to $12,000 compared with $12,479 in fiscal 2008. Capital expenditures for fiscal 2009 are primarily directed toward new product development and productivity improvement.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America, and the Asia Pacific region. We have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them and address our pricing policies accordingly. In addition, U.S. employee benefits costs such as health insurance as well as energy costs have exceeded general inflation levels. Otherwise, we do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels of most costs over such periods and our ability to generally pass on rising costs through price increases or surcharges.  In the future, we may be further affected by inflation that we may not be able to offset with price increases or surcharges. Additionally, we are impacted by fluctuations in currency exchange rates which are primarily translational, but transactional fluctuations could also impact our financial results.

Seasonality and Quarterly Results

Quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, gains or losses on early retirement of bonds, gains or losses in our portfolio of marketable securities, restructuring charges, favorable or unfavorable foreign currency translation, divestitures and acquisitions. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

Effects of New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

On April 1, 2007, we adopted the provisions of FASB Interpretation ("FIN") No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.  The adoption of FIN 48 resulted in a $186 reduction to the opening balance of retained earnings, recorded on April 1, 2007, the date of adoption.

On April 1, 2008, we adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion—1967. The provisions of EITF 6-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 6-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.

On April 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations. See Footnote No. 3, “Fair Value Measurements,” for additional information.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to implement the fair value option allowed under this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted all of the currently required provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of this requirement to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141(R) will have on our consolidated financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, our asbestos-related liability, the integration of acquisitions and other factors disclosed in our periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal 2009, we entered into cross currency swaps and foreign exchange forward contracts to offset changes in the value of intercompany loans to a certain foreign subsidiary due to changes in foreign exchange rates. The notional amount of these derivatives is approximately $26,807. There have been no other material changes in the market risks since the end of Fiscal 2008.

Item 4.	Controls and Procedures

As of December 28, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

During the third quarter of fiscal 2009, we entered into cross currency swaps and foreign exchange forward contracts to offset changes in the value of intercompany loans to a certain foreign subsidiary due to changes in foreign exchange rates. The notional amount of these derivatives is approximately $26,807. There have been no other material changes in the market risks since the end of Fiscal 2008.

Due to the general weakening of the U.S. economy, certain of the lenders in our senior credit facility may have a weakened financial condition related to their lending and other financial relationships.  As a result, they may tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Also, any cash balances with our banks are insured only up to $250,000 per bank by the FDIC, and any deposits in excess of this limit are also subject to risk. In addition, the weakening of the national economy and the recent reduced availability of credit may have decreased the financial stability of our major customers and suppliers.  As a result, it may become more difficult for us to collect our accounts receivable and outsource products and services to our suppliers. If any of these conditions were to occur, our financial condition and results of operations could be adversely affected.

There have been no other material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Submission of Matters to a Vote of Security Holders – none.

Item 5.         Other Information – none.

Item 6.	Exhibits

Exhibit 10.1	Amendment No. 13 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated December 19, 2008.

Exhibit 10.2	Amendment No. 10 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 19, 2008.

Exhibit 10.3	Amendment No. 1 to the Columbus McKinnon Corporation 2006 Long Term Incentive Plan, dated December 30, 2008.

Exhibit 10.4	Amendment No. 15 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift 401(k) plan, dated January 27, 2009.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: February 5, 2009	/s/ Karen L. Howard
Karen L. Howard
Vice President and Chief Financial Officer
(Principal Financial Officer)