Form 10-K
period 2009-03-31
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2009-06-05
CIK 1062624, 1263400, 1263401, 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 28, 2008 was approximately $429 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of April 30, 2009 was 19,047,430 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2009 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION
2009 Annual Report on Form 10-K

This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under “Risk Factors.” We use words like “will,”  “may,”  “should,” “plan,”  “believe,”  “expect,” “anticipate,” “intend,” “future” and other similar expressions to identify forward looking statements.  These forward looking statements speak only as of their respective dates and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

PART I

Item 1.	Business

General

We are a leading manufacturer and marketer of hoists, cranes, actuators, chain, forged attachments, lift tables and other material handling products serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. We are the U.S. market leader in hoists, our principal line of products, which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Our products are sold globally and our brand names, including CM, Coffing, Chester, Duff-Norton, Pfaff, Shaw-Box and Yale, are among the most recognized and well-respected in the marketplace.

As part of our continuing evaluation of its businesses, the Company determined that its integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with its long-term growth and operational objectives. On July 25, 2008, the Company completed the sale of Univeyor A/S, and its results of operations for all periods presented have been classified as discontinued operations in the consolidated balance sheets, statements of operations and statements of cash flows presented herein.

On October 1, 2008, we acquired Pfaff Beteiligungs GmbH (“Pfaff-silberblau” or “Pfaff”), a Kissing, Germany based company with  leading European position in lifting, material handling and actuator products. Pfaff had revenue of approximately $90 million USD, in calendar 2007. This strategic acquisition continues the execution of our strategic plan to grow our revenue in complimentary product lines and also broaden that revenue in international markets. We believe Pfaff-silberblau  complements our existing material handling business in Europe and the U.S. and creates a more global actuator business when combined with our U.S. based Duff Norton actuator company. We expect to create value from this acquisition through integrating the Pfaff business with our Columbus McKinnon European and U.S. based material handling businesses and Duff Norton. Value will be created by cross selling products among these groups as well reducing costs through business integration and procurement activities.

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in the industrial capacity utilization, industrial production and the general economic activity indicators like GDP.  The U.S. industrial capacity utilization, which we use as a leading market indicator for our U.S. based businesses, was 65.8% in both March 2009 and April 2009.  This is the lowest reported US industrial capacity utilization as published by the U.S. Federal Reserve Board.

In light of the current economic climate and in accordance with our manufacturing strategy, subsequent to March 31, 2009, we have commenced with a plan to rationalize our North American hoist and rigging operations to improve efficiency, control costs and facilitate future growth.  The execution of the plan is contingent upon successful bargaining unit negotiations with the labor unions at each facility.  The process currently involves closing two manufacturing facilities and significantly downsizing a third facility beginning in the second quarter of fiscal 2010 and continuing through fiscal 2011 resulting in a reduction of 500,000 square feet of manufacturing space and generating annual savings estimated at approximately $8-$10 million.  The cost of the restructuring is expected to be approximately $8-$10 million with 80% of the total charges occurring in fiscal year 2010.  This strategy, together with steps to integrate our sales force will provide increased operating leverage when the global economy returns to more normalized levels.

Our Position in the Industry

The broad, global material handling industry includes the following sectors:
•	overhead material handling and lifting devices;
•	continuous materials movement;
•	wheeled handling devices;
•	pallets, containers and packaging;
•	storage equipment and shop furniture;
•	automation systems and robots; and
•	services and unbundled software.

The breadth of our products and services enables us to participate in most of these sectors. This diversification, together with our extensive and varied distribution channels, minimizes our dependence on any particular product, market or customer. We believe that none of our competitors offers the variety of products or services in the markets we serve.

We believe that the demand for our products and services will be aided by several macro-economic growth drivers. These drivers include:

Productivity Enhancement.   We believe employers respond to competitive pressures by seeking to maximize productivity and efficiency, among other actions. Our hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort and fewer people, thereby increasing productivity and reducing cycle time.

Safety Regulations.    Driven by workplace safety regulations such as the Occupational Safety and Health Act and the Americans with Disabilities Act in the U.S. and other safety regulations around the world, and by the general competitive need to reduce costs such as health insurance premiums and workers’ compensation expenses, employers seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

Consolidation of Suppliers.    In an effort to reduce costs and increase productivity, our customers and end-users are increasingly consolidating their suppliers. We believe that our broad product offering combined with our well established brand names will enable us to benefit from this consolidation and enhance our market share.

Our Competitive Strengths

Leading North American Market Positions.    We are a leading manufacturer of hoists and alloy and high strength carbon steel chain and attachments in North America.  We have developed our leading market positions over our 134-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service.  Approximately 68% of our U.S. net sales for the year ended March 31, 2009 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest customers.  Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

The following table summarizes the product categories where we believe we are the U.S. market leader:
Product Category	U.S. Market Share	U.S. Market Position	Percentage of U.S. Net Sales
Powered Hoists (1)	46%	#1	25%
Manual Hoists & Trolleys (1)	58%	#1	14%
Forged Attachments (1)	38%	#1	7%
Lifting and Sling Chains (1)	71%	#1	4%
Hoist Parts (2)	60%	#1	8%
Mechanical Actuators (3)	44%	#1	5%
Tire Shredders (4)	80%	#1	3%
Jib Cranes (5)	25%	#1	2%
			68%

_____________
(1)	Market share and market position data are internal estimates derived from survey information collected and provided by our trade associations in 2009.

(2)
Market share and market position data are internal estimates based on our market shares of Powered Hoists and Manual Hoists & Trolleys, which we believe are good proxies for our Hoist Parts market share because we believe most end-users purchase Hoist Parts from the original equipment supplier.

(3)
Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors and to estimates of total market sales from a trade association in 2009.

(4)
Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association in 2008.

(5)
Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors’ net sales based on their relative position in distributor catalogues in 2009.

Comprehensive Product Lines and Strong Brand Name Recognition.    We believe we offer the most comprehensive product lines in the markets we serve.  We are the only major supplier of material handling equipment offering full lines of hoists, chain and lifting tools.  Our capability as a full-line supplier has allowed us to (i) provide our customers with “one-stop shopping” for material handling equipment, which meets some customers’ desires to reduce the number of their supply relationships in order to lower their costs, (ii) leverage our engineering, product development and marketing costs over a larger sales base and (iii) achieve purchasing efficiencies on common materials used across our product lines.

In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule, Pfaff, Shaw-Box and Yale, are among the most recognized and respected in the industry.  The CM and Yale names have been synonymous with overhead hoists since manual hoists were first developed and marketed under the name in the early 1900s.  We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business.  No single SKU comprises more than 1% of our sales, a testament to our broad and diversified product offering.

Distribution Channel Diversity and Strength.    Our products are sold to over 15,000 general and specialty distributors, end users and OEMs globally.  We enjoy long-standing relationships with, and are a preferred provider to the majority of our largest distributors and industrial buying groups.  There has been consolidation among distributors of material handling equipment and we have benefited from this consolidation by maintaining and enhancing our relationships with our leading distributors, as well as forming new relationships.  We believe our extensive distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling.

Expanding International Markets.    We have significantly grown our international sales since becoming a public company in 1996.  Our international sales have grown from $34.3 million (representing 16% of total sales) in fiscal 1996 to $224.5 million (representing 37% of our total sales) during the year ended March 31, 2009.  This growth has occurred primarily in Europe, Latin America and Asia-Pacific. The Pfaff acquisition in October 2008 will further enhance our international revenue growth. Additionally, we have recently opened a sales office in Beijing, China to sell into this growing industrial market.   Our international business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

Low-Cost Manufacturing with Significant Operating Leverage.    We believe we are a low-cost manufacturer and we have and will continue to generate significant operating leverage due to the initiatives summarized below.  Once the economic climate resumes growth, our operating leverage goal is for each incremental sales dollar to generate 20%-30% of additional operating income.

—
Rationalization and Consolidation.    We have a successful history of consolidating manufacturing facilities and optimizing warehouse utilization and location resulting in lower annual operating costs and improving our fixed-variable cost relationship.  During fiscal 2010, we are undergoing consolidation of our North American hoist and rigging operations in accordance with our strategy subject to bargaining unit negotiations.  In the event of successful union negotiations, we expect this will involve the closing of two manufacturing facilities and significantly downsizing a third facility beginning in the second quarter of fiscal 2010 and continuing through fiscal 2011 resulting in a reduction of approximately 500,000 square feet of manufacturing space and generating annual savings estimated at approximately of $8-$10 million.

—
Lean Culture.    We have been applying Lean techniques since 2001, facilitating inventory reductions, a significant decline in required manufacturing floor space, a decrease in product lead time and improved productivity and on-time deliveries.  We believe continued application of Lean tools will generate benefits for many years to come. We are developing our people and focusing on now becoming a Lean culture where we improve our processes and reduce waste in all forms in all our business activities.

—
International Expansion.    Our continued expansion of our manufacturing facilities in China and Hungary provides us with another cost efficient platform to manufacture and distribute certain of our products and components.  We now operate 24 manufacturing facilities in seven countries, with 39 stand alone sales and service offices in 19 countries, and nine stand alone warehouse facilities in four countries.

—	Purchasing Council. We continue to leverage our company-wide purchasing power through our Purchasing Council to reduce our costs and manage fluctuations in commodity pricing, including steel.

—	Selective Vertical Integration. We manufacture many of the critical parts and components used in the manufacture of our hoists and cranes, resulting in reduced costs.

Strong After-Market Sales and Support.    We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and ultimate satisfaction.  We have a large installed base of hoists and rigging tools that drives our after-market sales for components and repair parts and is a stable source of higher margin business.  We maintain strong relationships with our distribution channel partners and provide prompt aftermarket service to end-users of our products through our authorized network of 16 chain repair stations and approximately 225 hoist service and repair stations.

Long History of Free Cash Flow Generation and Significant Debt Reduction.    We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) by continually controlling our costs, improving our working capital management, and reducing the capital intensity of our manufacturing operations.  In the past five years, we have reduced total net debt by $174.8 million, from $273.5 million to $98.7 million and continued to grow our cash balance.

Experienced Management Team with Equity Ownership.    Our senior management team provides a depth and continuity of experience in the material handling industry.  Our management has experience in the material handling industry as well as growing businesses, aggressive cost management, balance sheet management, efficient manufacturing techniques, acquiring and integrating businesses and global operations, all of which are critical to our long-term growth.  Our directors and executive officers, as a group, own an aggregate of approximately 3% of our outstanding common stock.

Our Strategy

Grow our Core Business.    We intend to leverage our strong competitive advantages to increase our market shares across all of our product lines and geographies by:

—
Leveraging Our Strong Competitive Position.    Our large, diversified, global customer base, our extensive distribution channels and our close relationships with our distributors provide us with insights into customer preferences and product requirements that allow us to anticipate and address the future needs of end-users. We are also investing in key vertical markets that will help us grow our revenues in these key markets.

—
Introducing New and Cross-Branded Products.    We continue to expand our business by developing new material handling products and services and expanding the breadth of our product lines to address material handling needs.  The majority of the powered hoist products under development are guided by the Federation of European Manufacturing, or FEM, standard.  We believe these FEM hoist products, as well as other international design products will facilitate our global sales expansion strategy as well as improve our cost competitiveness against internationally made products imported into the U.S.  Over the past year, we have adopted the StageGate process to enhance discipline and focus in our new product development program.  New product sales (as defined by new items introduced within the last three years) amounted to $74.8 million, $89.0 million and $79.5 million in fiscal 2009, 2008 and 2007, respectively.

—
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

Continue to Grow in International Markets.    Our international sales of $224.5 million comprised 37% of our net sales for the year ended March 31, 2009, as compared to $34.3 million, or 16% of our net sales, in fiscal 1996, the year we became a public company.  We sell to distributors in over 50 countries and have our primary international manufacturing facilities in China, France, Germany, Hungary, Mexico and the United Kingdom.  In addition to new product introductions, we continue to expand our sales and service presence in the major and developing market areas of Europe, Asia-Pacific and Latin America including through our sales offices and warehouse facilities in Canada, various countries in Western and Eastern Europe, China, Thailand, Brazil, Uruguay, Panama and Mexico.  We intend to increase our sales by manufacturing and exporting a broader array of high quality, low-cost products and components from our facilities in China and Hungary for distribution in Europe, Latin America and Asia-Pacific.  We have developed and are continuing to expand upon new hoist and other products in compliance with FEM standards and international designs to enhance our global distribution.

Further Reduce Our Operating Costs and Increase Manufacturing Productivity.    Our objective is to remain a low-cost producer.  We continually seek ways to reduce our operating costs and increase our manufacturing productivity including through our on-going expansion of our manufacturing capacity in low-cost regions, including China and Hungary.  In furtherance of this objective, we have undertaken the following:

—	Lean. We continuously identify value streams throughout our businesses and intensely remove waste in all forms. We started Lean in 2001 and continue to recognize benefits from this effort.

—
Rationalization of Facilities.    We have a successful history of consolidating manufacturing resulting in lower annual operating costs and improving our fixed-variable cost relationship.  We have sufficient capacity to meet current and future demand and we periodically investigate opportunities for further facility rationalization.  During fiscal 2010, we are undergoing consolidation of our North American hoist and rigging operations in accordance with our strategy subject to bargaining unit negotiations.  In the event of successful union negotiations, we expect this will involve the closing of two manufacturing facilities and significantly downsizing a third facility beginning in the second quarter of fiscal 2010 and continuing through fiscal 2011 resulting in a reduction of approximately 500,000 square feet of manufacturing space and generating annual savings estimated at approximately $8-$10 million.

—
Leveraging of Our Purchasing Power.    Our Purchasing Council was formed in fiscal 1998 to centralize and leverage our overall purchasing power and has resulted in significant savings for our Company as well as management of fluctuations in commodity pricing, including steel.

Drive EPS Growth through De-leveraging.    We intend to continue our focus on cash generation for debt reduction through the following initiatives:

—
Increase Operating Cash Flow.    As a result of the execution of our strategies to control our operating costs, increase our U.S. organic growth and increase our penetration of international markets, we believe that we will continue to realize favorable operating leverage once the economic climate resumes growth.  Our operating leverage goal is for each incremental sales dollar to generate 20%-30% of operating income in a healthy economic environment.  We believe that such operating leverage will result in increased operating cash flow available for debt reduction, as well as investment in new products and new markets, organically and via acquisitions.

—
Reduce Working Capital.    As described above, we believe that our Lean activities are facilitating inventory reduction, improving product lead times and increasing our productivity.  We have other initiatives underway to further improve other routine working capital components, including accounts payable and accounts receivable, all initiatives driving toward our long-term goal of total working capital (excluding cash and debt) of 15% of latest 12 months’ revenues.  We believe our improved working capital management and increased productivity will further result in increased free cash flow.

Pursue Strategic Acquisitions and Alliances.   We intend to pursue synergistic acquisitions to complement our organic growth.  Priorities for such acquisitions include:  1) increasing international geographic penetration, particularly in the Asia-Pacific region and other emerging markets, and 2) further broadening our offering with complementary products frequently used in conjunction with hoists.  Additionally, we continually challenge the long-term fit of underperforming businesses for potential divestiture and redeployment of capital.

Our Business

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements.  Historically we had two operating and reportable segments, Products and Solutions.  The Solutions segment engaged primarily in the design, fabrication and installation of integrated material handling conveyor systems and service and in the design and manufacture of tire shredders, lift tables and light-rail systems.  In the first quarter of fiscal 2009, we re-evaluated our operating and reportable segments in connection with the divestiture of our integrated material handling conveyor systems and service business. With this divestiture, and in consideration of the quantitative contribution of the remaining portions of the Solutions segment to the Company as a whole and our products-orientated strategic growth initiatives, we determined that we now have only one operating and reportable segment for both internal and external reporting purposes. Prior period financial information included herein has been restated to reflect the financial position and results of operations as one segment. As part of the organizational restructuring announced in our December 22, 2008 press release and form 8-K filing, we reevaluated our reportable segments and we continue to believe that we have only one reportable operating segment.

We design, manufacture and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, lever, hand and air-powered hoists, hoist trolleys, winches industrial crane systems such as bridge, gantry and jib cranes; alloy and carbon steel chain; closed-die forged attachments, such as hooks, shackles, textile slings, clamps logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators and rotary unions; below-the-hook special purpose lifters; tire shredders; lift tables and light-rail systems. These products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors; and to a lesser extent directly to end-users. The diverse end-users of our products are in a variety of industries including: manufacturing, power generation and distribution, utilities, wind power, ,warehouses, commercial construction, oil exploration and refining, petrochemical , marine, ship building,  and heavy duty trucks, agriculture, logging and mining. ,We also serve a niche market for the entertainment industry including permanent and traveling concerts, live theater and sporting venues.

Products

In excess of 75% of our net sales are derived from the sale of products that we sell at a unit price of less than $5,000.  Of our 2009 sales, $382.2 million, or 63% were U.S. and $224.5 million, or 37% were international. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2009 and 2008:

	Fiscal Years Ended March 31,
	2009	2008
Hoists	55%	54%
Chain	12	13
Forged attachments	10	11
Industrial cranes	10	11
Actuators and rotary unions	10	7
Other	3	4
	100%	100%

Hoists.   We manufacture a wide variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, winches, lever tools and air-powered balancers and hoists. Load capacities for our hoist product lines range from one-eighth of a ton to 100 tons. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Pfaff, Shaw-Box, Yale and other recognized brands. Our hoists are sold for use in numerous general industrial applications, as well as for use in the construction, energy, mining, food services, entertainment and other markets. We also supply hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

We also offer several lines of standard and custom-designed, below-the-hook tooling, clamps, pallet trucks and textile strappings. Below-the-hook tooling and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoist and chain applications.  Textile strappings are below-the-hook attachments, frequently used in conjunction with hoists.

Chain.   We manufacture alloy and carbon steel chain for various industrial and consumer applications. U.S. federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications. We also manufacture kiln chain sold primarily to the cement manufacturing market.

Forged Attachments.   We produce a broad line of alloy and carbon steel closed-die forged attachments, including hooks, shackles, hitch pins and master links. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture.

In addition, we manufacture carbon steel forged and stamped products, such as loadbinders, logging tools and other securing devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

Industrial Cranes.   We participate in the U.S. crane manufacturing and servicing markets through our offering of overhead bridge, jib and gantry cranes.  Our products are sold under the CES, Abell-Howe, Gaffey and Washington Equipment brands. Crane builders represent a specific distribution channel for electric wire rope hoists, chain hoists and other crane components.

Actuators and Rotary Unions.   Through our Duff-Norton and Pfaff divisions, we design and manufacture industrial components such as mechanical and electromechanical actuators and rotary unions. Actuators are linear motion devices used in a variety of industries, including the paper, steel, energy, aerospace  and many other commercial industries. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber and plastic.

Other.   This category includes tire shredders, lift tables and light-rail systems.  We have developed and patented a line of heavy equipment that shreds whole tires, for use in recycling the various components of a tire including: rubber and steel. These recycled products also can be used as aggregate, playgrounds, sports surfaces, landscaping and other such applications, as well as scrap steel.  Our American Lifts division manufactures powered lift tables. These products enhance workplace ergonomics and are sold primarily to customers in the general manufacturing, construction, and air cargo industries.  Light-rail systems are portable steel overhead beam configurations used at workstations, from which hoists are an integral component .

Sales and Marketing

Our sales and marketing efforts consist of the following programs:

Factory-Direct Field Sales and Customer Service.   We sell our products through our sales force of more than 150 sales people and through independent sales agents worldwide. Our sales are further supported by over 425 company-trained customer service correspondents and sales application engineers. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

Product Advertising.   We promote our products by advertising in leading trade journals as well as producing and distributing high quality information catalogs. We run targeted advertisements for hoists, chain, forged attachments, actuators, and cranes.

Target Marketing.   We provide marketing literature to target specific end-user market sectors including entertainment, construction, energy, mining, food service, and others.  This literature displays our broad product offering applicable to those sectors to enhance awareness at the end-user level within those sectors.

Trade Show Participation.   Trade shows are central to the promotion of our products, and we participate in more than 40 regional, national and international trade shows each year. Shows in which we participate range from global events held in Germany to local “markets” and “open houses” organized by individual hardware and industrial distributors. We also attend specialty shows for the entertainment, rental and safety markets, construction, as well as general purpose industrial and hardware shows. In fiscal 2009, we participated in trade shows in the U.S., Canada, Mexico, Germany, the United Kingdom, France, China, Brazil, Russia, Korea, Chile, Argentina, and the United Arab Emirates.

Industry Association Membership and Participation.   As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved in numerous industry associations including the following: ISA (Industrial Supply Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers) and ARA (American Rental Association).

Product Standards and Safety Training Classes.   We conduct on-site training programs worldwide for distributors and end-users to promote and reinforce the attributes of our products and their safe use and operation in various material handling applications.

Web Sites.   In addition to our main corporate web site at www.cmworks.com, we currently sponsor an additional 27 brand specific web sites and sell hand pallet trucks on one of these sites. Several of our brand web sites include electronic catalogs of our various products and list prices. Current and potential customers can browse through our diverse product offering or search for specific products by name or classification code and obtain technical product specifications. We continue to add additional product catalogs, maintenance manuals, advertisements and customer service information on our various web sites. Many of the web sites allow distributors to enter sales orders, search pricing information, order status and product serial number data.

Distribution and Markets

Our distribution channels include a variety of commercial distributors. In addition, we sell overhead bridge, jib and gantry cranes as well as certain Pfaff products directly to end-users. The following describes our global distribution channels:

General Distribution Channels.   Our global general distribution channels consist of:

—
Industrial distributors that serve local or regional industrial markets and sell a variety of products for maintenance repair, operating and production, or MROP, applications through their own direct sales force.

—
Rigging shops that are distributors with expertise in rigging, lifting, positioning and load securing. Most rigging shops assemble and distribute chain, wire rope and synthetic slings and distribute manual hoists and attachments, chain slings and other products.

—
Independent crane builders that design, build, install and service overhead crane and light-rail systems for general industry and also distribute a wide variety of hoists and crane components. We sell electric wire rope hoists and chain hoists as well as crane components, such as end trucks, trolleys, drives and electrification systems to crane builders.

Crane End-Users.   We market and sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builder, Crane Equipment & Service, Inc. (“CES”). CES which includes Abell-Howe, Gaffey and Washington Equipment brands designs, manufactures, installs and services a variety of cranes with capacities up to 100 tons.

Specialty Distribution Channels.   Our global specialty distribution channels consist of:

—
National distributors that market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog, internet and branch sales and a field sales force. The customer base served by national distributors such as W. W. Grainger, which traditionally included smaller industrial companies and consumers, has grown to include large industrial accounts and integrated suppliers.

—
Material handling specialists and integrators that design and assemble systems incorporating hoists, overhead rail systems, trolleys, scissor lift tables, manipulators, air balancers, jib arms and other material handling products to provide end-users with solutions to their material handling problems.

—
Entertainment equipment distributors that design, supply and install a variety of material handling and rigging equipment for concerts, theaters, ice shows, sporting events, convention centers and night clubs.

Service-After-Sale Distribution Channel.   Service-after-sale distributors include our authorized network of 16 chain repair service stations and approximately 225 hoist service and repair stations. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in North America.

OEM/Government Distribution Channels.   This channel consists of:

—
OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning and special purpose applications.

—
Government agencies, including the U.S. and Canadian Navies and Coast Guards, that purchase primarily load securing chain and forged attachments. We also provide our products to the U.S government for a variety of military applications..

Customer Service and Training

We maintain customer service departments staffed by trained personnel for all of our sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have approximately 225 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of 3M, Cummins Engine, DuPont, GTE, General Electric, John Deere, Praxair and many other industrial and entertainment organizations.

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

Backlog

Our backlog of orders at March 31, 2009 was approximately $70.1 million compared to approximately $57.7 million at March 31, 2008 with our Pfaff acquisition contributing to the significant increase from the prior year.  Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers’ specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.

Competition

The material handling industry remains highly fragmented. We face competition from a wide range of regional, national and international manufacturers in both U.S. and international markets. In addition, we often compete with individual operating units of larger, highly diversified companies.

The principal competitive factors affecting our business include customer service and support as well as product availability, performance, functionality, brand reputation, reliability and price. Other important factors include distributor relationships and territory coverage.

Major competitors for hoists are Konecranes, Demag Cranes and Kito-Harrington; for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for forged attachments are The Crosby Group and Brewer Tichner Company; for cranes are Konecranes, Demag Cranes and a variety of independent crane builders; for actuators and rotary unions are Deublin, Joyce-Dayton and Nook Industries; for tire shredders is Granutech; for lift tables is Southworth; and for light-rail systems is Gorbel.

Employees

At March 31, 2009, we had 2,886 employees; 1,709 in the U.S./Canada, 139 in Latin America, 690 in Europe and 348 in Asia. Approximately 18% of our employees are represented under seven separate U.S. or Canadian collective bargaining agreements which terminate at various times between April 2010 and March 2012.  We believe that our relationship with our employees is good.

Raw Materials and Components

Our principal raw materials and components are steel, consisting of structural steel, processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel; electric motors; bearings; gear reducers; castings; and electro-mechanical components.  These commodities are all available from multiple sources.  We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our Purchasing Council to take advantage of volume discounts.  We generally seek to pass on materials price increases to our distribution channel partners and end-user customers.  We will continue to monitor our costs and reevaluate our pricing policies.  Our ability to pass on these increases is determined by market conditions.

Manufacturing

We complement our own manufacturing by outsourcing components and finished goods from an established global network of suppliers. We regularly upgrade our global manufacturing facilities and invest in tooling, equipment and technology. In 2001, we began implementing Lean improvement techniques in our business which has resulted in inventory reductions, reductions in required manufacturing floor area, shorter product lead time and increased productivity.

Our manufacturing operations are highly integrated. Although raw materials and some components such as motors, bearings, gear reducers, castings and electro-mechanical components are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products. We manufacture hoist lifting chain, steel forged gear blanks, lift wheels, trolley wheels, and hooks and other attachments for incorporation into our hoist products. These products are also sold as spare parts for hoist repair. Additionally, our hoists are used as components in the manufacture of crane systems by us as well as our crane-builder customers..

Environmental and Other Governmental Regulation

Like most manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made and could be required to continue to make significant expenditures to comply with environmental requirements.  Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2010.

We have completed our investigation of past waste disposal activities at a facility in Cleveland, Texas, operated by our subsidiary, Crane Equipment and Service, Inc.  Remediation activities under the terms of the voluntary agreement with the Texas Commission on Environmental Quality (“TCEQ”) have received final regulatory approval from the TCEQ.

In addition, we notified the North Carolina Department of Environment and Natural Resources (the “DENR”) in April 2006 of the presence of certain contaminants in excess of regulatory standards at our Coffing Hoist facility in Wadesboro, North Carolina. We filed an application with the DENR to enter its voluntary cleanup program and were accepted.  We are currently investigating under the supervision of a DENR Registered Environmental Consultant (“”the REC”) and, if appropriate, will remediate site conditions at the facility. At this time, investigative and remediation costs are expected to not exceed $350,000.

In March of 2007, we also discovered in the presence of certain contaminants in excess of regulatory standards at our Damascus, Virginia hoist plant and have notified the Virginia Department of Environmental Quality (the “DEQ”).  We filed an application with the DEQ to participate in its voluntary remediation program and have been accepted.    We are currently investigating under the terms of the DEQ Voluntary Remediation Program and, if appropriate, will remediate site conditions at the facility. At this time, investigative and remediation costs are expected to not exceed $100,000.

In June of 2007, we were identified by the New York State Department of Environmental Conservation (“the DEC”), along with other companies, as a potential responsible party (“PRP”) at the Frontier Chemical Royal Avenue Site in Niagara Falls, New York.  From 1974 to 1992, the Frontier Royal Avenue Site had been operated as a commercial waste treatment and disposal facility.  We sent waste pickle liquor generated at our facility in Tonawanda, New York to the Frontier Royal Avenue Site during the period from approximately 1982 to 1984.  We have joined with other PRP members known as the Frontier Chemical Site Joint Defense Alliance Group to conduct investigation and, if appropriate, remediation activities at the site.  At this early stage, we do not have an estimate of likely remediation costs, if any, but do not believe that such costs would have a material adverse effect on our financial condition or operating results.

For all of the currently known environmental matters, we have accrued a total of $0.7 million as of March 31, 2009, which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by, us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally OSHA in the U.S. and regulations thereunder. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.

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

Our business is cyclical and is affected by industrial economic conditions.

Many of the end-users of our products are in highly cyclical industries, such as general manufacturing and construction that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general economic conditions and other factors beyond our control. During the fourth quarter of fiscal 2009, we experienced significantly reduced demand for our products, generally as a result of the rapid and severe contraction in industrial markets worldwide. These lower levels of demand resulted in a significant decline in net sales as well as a decline in income from operations during that period.  If the current economic conditions deteriorate further with respect to the general economy or in the industries we serve, our business, results of operations and financial condition could be materially adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

We are subject to the risk of loss resulting from financial institutions or customers defaulting on their obligations.

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

For the most part, we depend on independent distributors to sell our products and provide service and aftermarket support to our end-user customers.  Distributors play a significant role in determining which of our products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold.  Almost all of the distributors with whom we transact business offer competitive products and services to our end-user customers.  For the most part, we do not have written agreements with our distributors located in the United States.  The loss of a substantial number of these distributors or an increase in the distributors’ sales of our competitors’ products to our ultimate customers could materially reduce our sales and profits.

We are subject to currency fluctuations from our international sales.

Our products are sold in many countries around the world.  Thus, a portion of our revenues (approximately $186 million in fiscal year 2009) is generated in foreign currencies, including principally the euro and the Canadian dollar, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies.  Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.  Currency fluctuations may impact our financial performance in the future.

Our international operations pose certain risks that may adversely impact sales and earnings.

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In fiscal year 2009, approximately 37% of our net sales were derived from non-U.S. markets.  These international operations are subject to a number of special risks, in addition to the risks of our U.S. business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

Part of our strategy is to expand our worldwide market share and reduce costs by strengthening our international distribution capabilities and sourcing basic components in lower cost countries, in particular in China and Hungary.  Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have an adverse effect on our business, results of operations or financial condition.

Our business is highly competitive and increased competition could reduce our sales, earnings and profitability.

The principal markets that we serve within the material handling industry are fragmented and highly competitive.  Competition is based primarily on customer service and support as well as product availability, performance, functionality, brand reputation, reliability and price. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income.

The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions.  Certain competitors may also have the ability to develop product or service innovations that could put us at a disadvantage.  In addition, some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. If we are unable to compete successfully against other manufacturers of material handling equipment, we could lose customers and our revenues may decline.  There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

We are subject to debt covenant restrictions.

Our credit facility contains several financial and other restrictive covenants.  A significant decline in our operating income could cause us to violate our fixed charge coverage ratio in our bank credit facility.  This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our bank indebtedness.

Our strategy depends on successful integration of acquisitions.

Acquisitions are a key part of our growth strategy.  Our historical growth has depended, and our future growth is likely to depend on our ability to successfully implement our acquisition strategy, and the successful integration of acquired businesses into our existing operations.  We intend to continue to seek additional acquisition opportunities in accordance with our acquisition strategy, both to expand into new markets and to enhance our position in existing markets throughout the world.  If we are unable to successfully integrate acquired businesses into our existing operations or expand into new markets, our sales and earnings growth could be reduced.

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

Our future operating results may be affected by fluctuations in steel or other material prices.  We may not be able to pass on increases in raw material costs to our customers.

The principal raw material used in our chain, forging and crane building operations is steel.  The steel industry as a whole is highly cyclical, and at times pricing and availability can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates.  This volatility can significantly affect our raw material costs.  In an environment of increasing raw material prices, competitive conditions will determine how much of the steel price increases we can pass on to our customers. During historical rising cost periods, we were generally successful in adding and maintaining a surcharge to the prices of our high steel content products or incorporating them into price increases, with a goal of margin neutrality.  In the future, to the extent we are unable to pass on any steel price increases to our customers, our profitability could be adversely affected.

We depend on our senior management team and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel with the exception of Wolfgang Wegener, our Vice President and Managing Director of Columbus McKinnon Europe.

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

We rely on subcontractors or suppliers to perform their contractual obligations.

Some of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers.  There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by our subcontractor or customer concerns about the subcontractor.  Failure by our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed upon services may materially and adversely impact our ability to perform our obligations as the prime contractor.  A delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our corporate headquarters in Amherst, New York and, as of March 31, 2009, conducted our principal manufacturing at the following facilities:

Location	Products/Operations	Square Footage	Owned or Leased
United States:
Muskegon, MI	Hoists	441,000	Owned
Wadesboro, NC	Hoists	186,000	Owned
Lexington, TN	Chain	165,000	Owned
Charlotte, NC	Industrial components	146,000	Leased
Cedar Rapids, IA	Forged attachments	100,000	Owned
Eureka, IL	Cranes	91,000	Owned
Damascus, VA	Hoists	90,000	Owned
Greensburg, IN	Scissor lifts	86,000	Owned
Chattanooga, TN	Forged attachments	81,000	Owned
Chattanooga, TN	Forged attachments	59,000	Owned
Cleveland, TX	Cranes	39,000	Owned
Lisbon, OH	Hoists and below-the-hook tooling	37,000	Owned
Tonawanda, NY	Light-rail crane systems	35,000	Owned
Sarasota, FL	Tire shredders	25,000	Owned

International:
Velbert, Germany	Hoists	108,000	Leased
Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
Santiago, Tianguistenco, Mexico	Hoists and chain	91,000	Owned
Hangzhou, China	Hoists and hand pallet trucks	78,000	Leased
Hangzhou, China	Textile strappings	58,000	Leased
Hangzhou, China	Metal fabrication, textiles and textile strappings	51,000	Leased
Chester, United Kingdom	Plate clamps	48,000	Leased
Heilbronn, Germany	Actuators	23,000	Leased
Romeny-sur-Marne, France	Rotary unions	22,000	Owned
Szekesfeher, Hungary	Textiles and textile strappings	18,000	Leased

In addition, we have a total of 48 sales offices, distribution centers and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.	Legal Proceedings

From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general product liability insurance against risks arising out of the use of our products sold to customers through our wholly-owned New York state captive insurance subsidiary of which we are the sole policy holder. The limits of this coverage are currently $3.0 million per occurrence ($2.0 million through March 31, 2003) and $6.0 million aggregate ($5.0 million through March 31, 2003) per year. We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Stock Market under the symbol ‘‘CMCO.” As of April 30, 2009, there were 464 holders of record of our common stock.

We do not currently pay cash dividends. Our current credit agreement allows, but limits our ability to pay dividends.  We may reconsider or revise this policy from time to time based upon conditions then existing, including, without limitation, our earnings, financial condition, capital requirements, restrictions under credit agreements or other conditions our Board of Directors may deem relevant.

We did not repurchase any shares of our company stock during the fourth quarter of fiscal 2009.

The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Stock Market.

	Price Range of Common Stock
	High	Low

Year Ended March 31, 2008
First Quarter	$33.68	$21.84
Second Quarter	34.30	22.55
Third Quarter	33.85	24.46
Fourth Quarter	33.34	22.00

Year Ended March 31, 2009
First Quarter	$32.36	$24.05
Second Quarter	29.88	22.04
Third Quarter	23.34	10.11
Fourth Quarter	15.51	7.37

On April 30, 2009, the closing price of our common stock on the Nasdaq Stock Market was $12.96 per share.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P MidCap 400 Index and the Dow Jones US Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2004 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

The consolidated balance sheets as of March 31, 2009 and 2008 and the related statements of operations, cash flows and shareholders’ equity for the three years ended March 31, 2009 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	Fiscal Years Ended March 31,
	2009	2008	2007	2006	2005
	(Amounts in millions, except per share data)
Statements of Operations Data:
Net sales	$606.7	$593.8	$550.5	$513.3	$472.1
Cost of products sold	433.0	408.2	385.7	372.1	352.6
Gross profit	173.7	185.6	164.8	141.2	119.5
Selling expenses	72.6	69.9	59.4	51.9	50.0
General and administrative expenses	37.7	34.1	30.6	30.4	28.5
Restructuring charges (1)	1.9	0.8	(0.1)	1.6	0.9
Impairment loss (2)	107.0	—	—	—	—
Amortization of intangibles	1.0	0.1	0.2	0.3	0.3
(Loss) income from operations	(46.5)	80.7	74.7	57.0	39.8
Interest and debt expense	13.2	13.6	15.9	24.4	27.4
Other (income) and expense, net	(1.6)	(2.6)	(1.9)	5.3	(5.1)
(Loss) income before income taxes	(58.1)	69.7	60.7	27.3	17.5
Income tax expense (benefit)	18.0	22.8	22.1	(31.4)	1.8
(Loss) income from continuing operations	(76.1)	46.9	38.6	58.7	15.7
(Loss) income from discontinued operations (3)	(2.3)	(9.6)	(4.5)	1.1	1.0
Net (loss) income	$(78.4)	$37.3	$34.1	$59.8	$16.7
Diluted (loss) earnings per share from continuing operations	$(4.16)	$2.45	$2.04	$3.53	$1.06
Basic (loss) earnings per share from continuing operations	$(4.16)	$2.50	$2.09	$3.66	$1.07
Weighted average shares outstanding – assuming dilution	18.9	19.2	19.0	16.6	14.8
Weighted average shares outstanding – basic	18.9	18.7	18.5	16.1	14.6

Balance Sheet Data (at end of period):
Total assets	$491.7	$590.0	$565.6	$566.0	$480.9
Total debt (4)	137.9	133.3	159.4	204.3	265.9
Total shareholders’ equity	181.9	295.5	241.3	204.4	81.8

Other Data:
Net cash provided by operating activities	60.2	59.6	45.5	46.4	17.2
Net cash (used) provided by investing activities	(65.5)	(8.6)	(3.4)	(6.4)	3.1
Net cash used in financing activities	(22.5)	(28.6)	(39.9)	(4.2)	(21.9)
Capital expenditures	12.2	12.5	10.5	8.2	5.0
Cash dividends per common share	0.00	0.00	0.00	0.00	0.00

_____________

(1)
Refer to “Results of Operations” in “Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of the restructuring charges related to fiscal 2009, 2008, and 2007.  The fiscal 2006 charges consist of the cost of removal of certain environmentally hazardous materials ($0.6 million), inventory disposal costs related to the rationalization of certain product families within our mechanical jack lines ($0.4 million), the ongoing maintenance costs of a non-operating facility accrued based on anticipated sale date ($0.3 million) and other facility rationalization projects ($0.3 million).  The fiscal 2005 restructuring charges consist of $0.5 million of costs related to facility rationalizations being expensed on an as incurred basis as a result of the project timing being subsequent to the adoption of SFAS No. 144.  Fiscal 2005 also included $0.3 million of write-down on the net realizable value of a facility based on changes in market conditions and a reassessment of its net realizable value.

(2)
The Company’s impairment testing is performed on an annual basis in the fourth quarter of each year. The company recorded a $107.0 million goodwill impairment charge in accordance with SFAS 142 during the fourth quarter of fiscal 2009. Refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 9 to our consolidated financial statements for additional information on Goodwill and Intangible Assets.

(3)
In July 2008, the Company sold its integrated material handling conveyor systems business, Univeyor A/S and its results of operations have been reflected as discontinued operations for all periods presented.  In May 2002, the Company sold substantially all of the assets of ASI.  As part of the sale of ASI, the Company received an 8% subordinated note in the principal amount of $6.8 million which is payable over 10 years beginning in August 2004.  The full amount of this note has been reserved due to the uncertainty of collection. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt.  All interest and principal payments required under the note have been made to date.  Refer to Note 3 to our consolidated financial statements for additional information on Discontinued Operations.

(4)	Total debt includes long-term debt, including the current portion, notes payable and subordinated debt.

Item 7.	Management’s Discussion And Analysis Of Results Of Operations And Financial Condition

This section should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. Comments on the results of operations and financial condition below refer to our continuing operations, except in the section entitled “Discontinued Operations.”

EXECUTIVE OVERVIEW

We are a leading manufacturer and marketer of hoists, cranes, actuators, chain, attachments, lift tables and tire shredders serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. We sell a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions.

Founded in 1875, we have grown to our current size and leadership position through organic growth and the acquisition of 14 businesses between February 1994 and April 1999 as well as another in October 2008. We have developed our leading market position over our 134-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base.  Ongoing operations include improving our productivity and increased penetration of the European, Latin American, and Asian marketplaces. We have been investing in our Lean efforts across the company, new product development and expanded sales and marketing activities. Shareholder value will be enhanced through continued emphasis on the improvement of the fundamentals including new product development, market expansion, manufacturing efficiency, cost containment, efficient capital investment and a high degree of customer satisfaction.

We are investing in international markets and new products in execution of our strategy and focus on our greatest opportunities for growth.  We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, forged attachments and actuators.  We seek to maintain and enhance our market share by expanding our sales and marketing activities directed toward selected North American and global sectors including entertainment, energy, construction, mining and food processing.  Our fiscal 2009 acquisition of Pfaff is enhancing our European hoist market penetration as well as strengthening our global actuator offering.  Further, we continue to invest in emerging market penetration, including the regions of eastern Europe, Latin America and Asia.  We complement these activities with continued investments in new product development, particularly products with global reach.

We are also looking for opportunities for growth via acquisitions or joint ventures.  The focus of our acquisition strategy centers on opportunities for international revenue growth and product line expansion in alignment with our existing core offering.

While we are cognizant of our need to strategically invest in our future, we are also currently focused on liquidity preservation and cost management given the broad impact of the worldwide credit market turmoil and economic downturn.  We monitor such indicators as U.S. Industrial Capacity Utilization as an indicator of anticipated demand for our product in the U.S.  That statistic currently stands at its lowest point reported by the Federal Reserve Board.  In addition, we continue to monitor leading indicators of the potential impact of global trends, including energy costs, steel price fluctuations, changing interest rates, currency impact and activity in a variety of end-user markets around the globe.

In light of the current economic climate and in accordance with our manufacturing strategy, subsequent to March 31, 2009, we have commenced with a plan to rationalize our North American hoist and rigging operations to improve efficiency, control costs and facilitate future growth.  The execution of the plan is contingent upon successful bargaining unit negotiations with the labor unions at each facility.  The process currently involves closing two manufacturing facilities and significantly downsizing a third facility beginning in the second quarter of fiscal 2010 and continuing through fiscal 2011 resulting in a reduction of 500,000 square feet of manufacturing space and generating annual savings estimated at approximately $8-$10 million.  The cost of the restructuring is expected to approximate $8-$10 million with 80% of the total charges occurring in fiscal year 2010.

Additionally, we have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-time deliveries, reduction of warranty costs, and improved working capital utilization.  The initiatives are being driven by the continued implementation of our Lean efforts which are fundamentally changing our business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to Lean, we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

We continue to operate in a highly competitive and global business environment.  Accordingly, we face a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets.

RESULTS OF OPERATIONS

Fiscal 2009 sales were $606.7 million, up 2.2%, or $12.9 million compared with fiscal 2008. Fiscal 2009 was marked by growth in the first half of the year followed by a significant decline in sales and orders received as a result of the rapid and severe contraction in industrial markets worldwide.  Our Pfaff acquisition contributed $43.5 million to our sales growth for fiscal 2009 with the remaining business being down 5.1%, or $30.6 million. Fiscal 2009 was impacted by the recovery of the U.S. dollar relative to other currencies in the latter half of the year, particularly the euro, and reported sales were unfavorably affected by $3.6 million. Net sales for fiscal 2008 of $593.8 million increased by $43.3 million or 7.9% from fiscal 2007.  During fiscal 2008, the Company saw continued strength in the North American economy as well as increased demand in Europe, Latin America and Asia.  This growth was a continuation of improvement in the industrial sector that began in fiscal 2005 through the first half of fiscal 2009.  Sales growth also continued to be fostered by the expansion of international selling efforts.    The 2008 increase was due to a combination of increased volume on the continued growth of the global industrial economy and international market share gains as well as price increases ($10.1 million). Fiscal 2008 was impacted by the continued weakness of the U.S. dollar relative to other currencies, particularly the euro, and reported sales were favorably affected by $11.3 million.

Our gross profit margins were 28.6%, 31.3% and 29.9% in fiscal 2009, 2008 and 2007, respectively.  Despite higher revenue, the fiscal 2009 margins were impacted by higher material, freight, and utility costs in the second and third quarters, one time accounting charges associated with the Pfaff acquisition primarily related to the fair value write-up of inventory in the third quarter, as well as underabsorption of costs in the fiscal 2009 fourth quarter due to the rapid and significant decline in sales.  Fiscal 2008 and fiscal 2007 saw continued improvement in  gross margins as a result of operational leverage at increased volumes from the prior years across all businesses, the proportion of that increase in our most profitable products sales (hoists), and the impact of previous facility rationalization projects and ongoing Lean activities.

Selling expenses were $72.6 million, $69.8 million and $59.4 million in fiscal 2009, 2008 and 2007, respectively. As a percentage of net sales, selling expenses were 12.0%, 11.8% and 10.8% in fiscal 2009, 2008 and 2007, respectively.  The fiscal 2009 increase was a result of the addition of the Pfaff business ($6.7 million) and continued investments in our strategic growth initiatives offset by lower commissions/incentives ($2.0 million), marketing and travel expense ($1.0 million) as a result of and in response to the economic slowdown, and translation of foreign currencies ($0.8 million). The fiscal 2008 increase includes additional salaries ($1.9 million), increased advertising, marketing, and travel ($2.4 million), investments in new markets ($2.3 million), translation of foreign currencies ($2.3 million), and a one-time commission expense associated with a particularly large sale in our tire shredder business ($1.5 million).

General and administrative expenses were $37.7 million, $34.0 million and $30.7 million in fiscal 2009, 2008 and 2007, respectively. As a percentage of net sales, general and administrative expenses were 6.2%, 5.7% and 5.6% in fiscal 2009, 2008 and 2007, respectively. The fiscal 2009 increase was a result of the addition of the Pfaff business ($4.3 million), increased credit and collection reserves ($1.3 million), increased fees for professional services ($0.6 million) and increased research and development costs ($0.4 million), offset by lower benefit costs including annual incentive plans ($2.5 million) and foreign currency translation ($0.3 million).  Fiscal 2008 includes increases in personnel costs for new market investment and organizational capacity expansion ($1.6 million), increased research and development costs ($0.5 million), and translation of foreign currencies ($1.2 million).

Restructuring charges of $1.9 million, $0.8 million and ($0.1) million, or 0.3%, 0.1% and 0.0% of net sales were recorded in fiscal 2009, 2008 and 2007, respectively.  The 2009 charges are primarily severance related to company-wide staff reduction efforts in response to the decline in economic conditions during the third and fourth quarters.  The fiscal 2008 charges consist of demolition costs of the unused portion of a facility ($0.8 million) being expensed on an as-incurred basis.  The fiscal 2007 charges represent demolition costs of the unused portion of the facility referenced above ($0.2 million) being expensed on an as-incurred basis, offset by a recovery of a portion of previous write-downs ($0.4 million) on a vacant facility that was sold during fiscal 2007.

In the fourth quarter of 2009, we recorded an impairment charge of $107.0 million associated with goodwill. Based on impairment testing performed as of February 22, 2009, we determined that impairment existed for goodwill related to our rest of products reporting unit.  Refer to Critical Accounting Policies and Note 9 to our consolidated financial statements for additional information on Impairment of Long-Lived Assets.

Amortization of intangibles was $1.0 million, $0.1 million and $0.2 million in fiscal 2009, 2008 and 2007, respectively.  The 2009 increase is attributable to amortization of definite-lived intangible assets recorded in connection with the Pfaff acquisition.

Interest and debt expense was $13.1 million, $13.6 million and $15.9 million in fiscal 2009, 2008 and 2007, respectively. As a percentage of net sales, interest and debt expense was 2.2%, 2.3% and 2.9% in fiscal 2009, 2008 and 2007, respectively. The fiscal 2008 decrease primarily resulted from lower debt levels as we continued to execute our strategy of debt reduction and increased financial flexibility.

We incurred ($0.2) million, $1.8 million, and $5.2 million in fiscal 2009, 2008, and 2007, respectively, related to redemption (gain) costs associated with the repurchase of outstanding long-term debt.

We recorded ($2.9) million, $1.2 million, and $5.3 million of investment (loss) income related to marketable securities held in the Company’s wholly owned captive insurance subsidiary in fiscal 2009, 2008, and 2007, respectively.  The 2009 loss includes $4.0 million related to unrealized losses on securities that were determined to be other than temporary in nature.  Refer to Note 7 to our consolidated financial statements for additional information on Marketable Securities.

Other income and expense, net was $4.3 million, $3.2 million and $1.8 million in fiscal 2009, 2008 and 2007, respectively. Fiscal 2009 includes $3.0 million of foreign currency exchange loss, a $3.3 million gain from a litigation settlement, $1.4 million in gains from property sales, and $2.3 million of interest income.  Fiscal 2008 includes $2.2 million of investment and interest income and $0.6 million from product line/real estate sales.  Fiscal 2007 includes $1.2 million of interest income and $0.5 million of gain from a business divestiture.

After adjusting income from continuing operations for the $107.0 million impairment charge, none of which is deductible for tax purposes, income taxes as a percentage of income from continuing operations before income taxes for fiscal 2009, 2008 and 2007 were 36.8%, 32.7% and 36.4%, respectively.  The effective rate in fiscal 2008 was favorably impacted by a reduction in the valuation allowance related to state net operating losses and changes in deferred state tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $39.2 million at March 31, 2009, a decrease of $36.8 million from the March 31, 2008 balance of $76.0 million. In October of 2008, approximately $52.8 million of cash on hand was used for the acquisition of Pfaff.

Net cash provided by operating activities was $60.2 million, $59.6 million and $45.5 million in fiscal 2009, 2008 and 2007, respectively. The $0.6 million increase in fiscal 2009 relative to fiscal 2008 was primarily due to weaker operating performance in fiscal 2009 ($29.5 million) and an increase cash used by discontinued operations ($1.6) offset by higher cash from working capital components ($31.7 million).  Changes in net working capital include favorable changes of $27.7 in accounts receivable, $10.8 in inventory, and an unfavorable change in accounts payable of $15.0 million all as a result of the declining volume of business.  In addition, there were favorable changes of $2.3 million in prepayments (foreign tax payments) and $2.8 in accrued and non-current liabilities (lower funding of pension liabilities).  The $14.1 million increase in fiscal 2008 relative to fiscal 2007 was primarily due to stronger operating performance in fiscal 2008 ($11.4 million) and improved cash flows from discontinued operations ($5.8) offset by unfavorable working capital components ($3.1 million).  Changes in net working capital include favorable changes of $2.7 in prepayments and $9.6 in accounts payable (resulting from timing of disbursements and increased volume of business) offset by an unfavorable change of $7.3 million in inventory (resulting from support for an increase in new product launches and new market penetration) and an unfavorable change of $7.4 million in accrued and non-current liabilities (as a result of increased funding of pension liabilities).

Net cash used by investing activities was $65.5 million, $8.6 million and $3.4 million in fiscal 2009, 2008 and 2007, respectively.  The fiscal 2009 increase in cash used of $56.9 million included $52.8 million for the acquisition of Pfaff and less proceeds from property sales.  The fiscal 2008 change in cash used by investing activities is the result of increased capital expenditures and net purchases of marketable securities offset by increased proceeds from the sale of properties and assets.  The fiscal 2009, 2008 and 2007 amounts included $1.6 million, $5.5 million and $4.9 million, respectively, from business, property and asset divestitures.

Net cash used by financing activities was $22.5 million, $28.6 million and $39.9 million in fiscal 2009, 2008 and 2007, respectively.  The decrease in cash used by financing activities for 2009 compared to 2008 was due to less debt repayment from continuing operations of $21.5 million offset by an additional $14.2 million of payments by the Company on outstanding debt of its divested business, Univeyor.  The decrease in cash used by financing activities for 2008 compared to 2007 was due to less debt repayment from continuing operations of $18.5 million offset by $6.6 of less cash used by the financing activities of the Company’s divested business, Univeyor.  Fiscal 2009, 2008 and 2007 include $0.4, $1.4 million and $2.6 million, respectively, of proceeds from the exercise of employee stock options.

In March 2006, we entered into a Revolving credit facility, which provides availability up to $75 million. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50 million, subject to lender approval.  The Revolving Credit Facility matures February 2011.

We believe that our cash on hand, cash flows, and borrowing capacity under our recently amended Revolving Credit Facility will be sufficient to fund our ongoing operations, restructuring activities and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon no further deterioration in the economy and successful execution of our current business plan which focuses on opportunities to consolidate our manufacturing footprint in North America, continued implementation of Lean, and improving working capital utilization, specifically inventory management.  On May 19, 2009, the credit facility was amended to increase the amount of restructuring charges to be excluded from the fixed charge coverage ratio. As part of the amendment, certain senior subordinated note repurchases were also excluded from the fixed charge coverage ratio covenant calculation.

At March 31, 2009, the Revolving Credit Facility was not drawn and the available amount, net of outstanding letters of credit of $10.5 million, totaled $64.5 million. Interest is payable at a Eurodollar rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments, with which we were in compliance as of March 31, 2009.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124.9 million at March 31, 2009 and are due November 1, 2013.  Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2009, significant unsecured credit lines totaled approximately $7.0 million, of which $4.3 million was drawn.

In addition to the above facilities, our foreign subsidiaries have certain secured credit lines. As of March 31, 2009, significant secured credit lines totaled $2.9, of which $0.4 million was drawn.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2009, by period of estimated payments due:

	Total	Fiscal 2010	Fiscal 2011- Fiscal 2012	Fiscal 2013- Fiscal 2014	More Than Five Years
Long-term debt obligations (a)	$133.1	$1.2	$2.3	$126.9	$2.7
Operating lease obligations (b)	9.6	4.0	4.5	0.9	0.2
Purchase obligations (c)	--	--	--	--	--
Interest obligations (d)	56.0	12.0	24.0	18.8	1.2
Letter of credit obligations	10.5	10.5	--	--	--
Uncertain tax positions	3.5	0.2	3.3	--	--
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (e)	86.9	--	30.1	31.1	25.7
Total	$299.6	$27.9	$64.2	$177.7	$29.8

(a)	As described in Note 11 to our consolidated financial statements.
(b)	As described in Note 18 to our consolidated financial statements.
(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our open purchase orders to be executed in the normal course of business approximate $40 million.

(d)	Estimated for our Senior Subordinated Notes due 11/1/13 and our capital lease obligations.
(e)	As described in Note 10 to our consolidated financial statements. Additionally, we intend to contribute approximately $18.3 million to our pension plans in fiscal 2010.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Our capital expenditures for fiscal 2009, 2008 and 2007 were $12.2 million, $12.5 million and $10.5 million, respectively. Higher capital expenditures in fiscal 2009 and 2008 were the result of new product development and productivity enhancing equipment along with normal maintenance items. We expect capital expenditure spending in fiscal 2010 to be in the range of $10-$11 million.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases and surcharges. However, employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.  With changes in worldwide demand for steel and fluctuating scrap steel prices over the past several years, we experienced fluctuations in our costs that we have reflected as price increases and surcharges to our customers.  We believe we have been successful in instituting surcharges and price increases to pass on these material cost increases.  We will continue to monitor our costs and reevaluate our pricing policies.

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

DISCONTINUED OPERATIONS

As part of our continuing evaluation of its businesses, the Company determined that its integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with its long-term growth and operational objectives. On July 25, 2008, the Company completed the sale of Univeyor A/S, which business represented the majority of our former Solutions segment. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the results of operations of the Univeyor business have been classified as discontinued operations in the consolidated balance sheets, statements of operations and statements of cash flows presented herein.

In connection with the sale of Univeyor A/S on July 25, 2008, the Company used cash on hand to repay $15.2 million in amounts outstanding on Univeyor’s lines of credit and fixed term bank debt.

In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised at the time the principal business unit in our former Solutions - Automotive segment. Proceeds from this sale included an 8% subordinated note in the principal amount of $6.8 million payable over 10 years.  Due to the uncertainty of its collection, the note has been recorded at its estimated net realizable value of $0.  Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. Accordingly, $0.5 million of income from discontinued operations was recorded in fiscal 2009, net of tax.  All interest and principal payments required under the note have been made to date.

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

Pension and Other Postretirement Benefits. The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 12 to our fiscal 2009 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs.

The pension discount rate assumptions of 7¼, 6½%, and 6% as of March 31, 2009, 2008 and 2007, respectively, are primarily based on long-term bond rates. The increase in the discount rates for fiscal 2009, 2008 and 2007 resulted in an $11.2, $8.4 and $4.3, respectively, decrease in the projected benefit obligation as of March 31, 2009, 2008 and 2007, respectively.  The rate of return on plan assets assumptions of 7½% for each of the years ended March 31, 2009, 2008 and 2007 is based on the composition of the asset portfolios (approximately 60% equities and 40% fixed income at March 31, 2009) and their long-term historical returns. The assets realized actual losses of $34.9 million in fiscal 2009 as a result of the significant volatility in US capital markets during the last half of fiscal 2009 and gains of $6.9 million in fiscal 2008. Our under-funded status as of March 31, 2009 and 2008 was $48.9 million and $15.3 million, or 34.9% and 10.9% of the projected benefit obligation, respectively. Our pension contributions during fiscal 2009 and 2008 were approximately $9.3 million and $14.5 million, respectively. The under-funded status may result in future pension expense increases.  Pension expense for the March 31, 2010 fiscal year is expected to approximate $10.9 million, which is up significantly from the fiscal 2009 amount of $5.9 million due to an increase in amortization of unrecognized losses and lower expected returns on the depressed asset values.  The factors outlined above may result in increases in funding requirements over time, unless there is considerable market appreciation in the plans’ asset values.  Pension funding contributions for the March 31, 2010 fiscal year are expected to increase by approximately $9.0 million compared to fiscal 2009.  The compensation increase assumption of 2% as of March 31, 2009 and 3% as of March 31, 2008 and 2007 is based on expected wage trends and historical patterns.

The healthcare inflation assumptions of 9½%, 8¼%, and 9% for fiscal 2009, 2008 and 2007, respectively are based on anticipated trends.  Healthcare costs in the United States have increased substantially over the last several years.  If this trend continues, the cost of postretirement healthcare will increase in future years.

Insurance Reserves.  Our accrued general and product liability reserves as described in Note 15 to our consolidated financial statements involve actuarial techniques including the methods selected to estimate ultimate claims, and assumptions including emergence patterns, payment patterns, initial expected losses and increased limit factors. These actuarial estimates are subject to a high degree of uncertainty due to a variety of factors, including extended lag time in the reporting and resolution of claims, trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations.  As a result, actual costs could differ significantly from the estimated amounts.  Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.  Other insurance reserves such as workers compensation and group health insurance are based on actual historical and current claim data provided by third party administrators or internally maintained.

Inventory and Accounts Receivable Reserves.  Slow-moving and obsolete inventory reserves are judgmentally determined based on formulas applied to historical and expected future usage within a reasonable timeframe. We reassess trends and usage on a regular basis and if we identify changes, we revise our estimated allowances.  Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on formulas applied to historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable agings.

Impairment of depreciable and amortizable long-lived assets.  Property, plant and equipment and certain intangibles are depreciated or amortized over their assigned lives. We test long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable and exceeds their fair market value.  The following summarizes the value of long-lived assets subject to impairment testing when events or circumstances indicate potential impairment as of March 31, 2009 (in millions):

Balance as of March 31, 2009
Property, plant and equipment, net	$62.1
Acquired intangibles with estimable useful lives	20.3
Other assets	5.0

Impairment exists if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  The impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair market value as determined by the discounted cash flow method or in the case of negative cash flow, an independent market appraisal of the asset.

Goodwill impairment testing.  Our goodwill balance, $104.7 million as of March 31, 2009, is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.  During fiscal 2009, we tested goodwill for impairment as of February 22, 2009.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We currently have four reporting units as compared to five reporting units for the fiscal 2008 goodwill impairment test.  The sale of Univeyor A/S resulted in the divestiture of a reporting unit. We aggregated the fiscal 2009 acquisition of Pfaff Beteiligungs GmbH into another reporting unit with similar economic characteristics.

The goodwill impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the implied fair value of goodwill is compared to the carrying amount of goodwill.  An impairment loss would be recognized for the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill.

Only two of our four reporting units carry goodwill. One reporting unit had a carrying amount exceeding the reporting unit’s fair value at February 22, 2009 due to an expected decrease in projected revenues and cash flows to be generated by the reporting unit, combined with a higher weighted-average cost of capital due to market conditions.  Therefore, the Company initiated step two of the goodwill impairment test which involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to its assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The Company estimated that the implied fair value of goodwill for the one reporting unit was less than its carrying value by approximately $107.0 million which has been recorded as an impairment charge during the fourth quarter ended March 31, 2009.  Prior to the impairment charge, this reporting unit had goodwill of $200.3 million. The impairment charge is based on the allocation of fair value in the second step of the goodwill impairment test. Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges.  Impairment charges could be based on factors such as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and judgmental factors.  The key estimates and factors used in our discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows.  The compound annual growth rate for revenue during the first five years of our projections ranged between 2.1% and 2.8%.  The terminal value was calculated assuming projected growth rates of 2.0% after five years which reflects our estimate of long-term gross domestic product growth.  Operating profit margins were projected to return to historical norms by between fiscal 2012 and fiscal 2013 in the individual reporting units. The estimated weighted-average cost of capital for the consolidated Company was determined to be 13.5% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization.  We also consider any additional risk of each individual reporting unit achieving its forecasts, and adjust the weighted-average cost of capital applied when determining each reporting unit’s estimated fair value.  The weighted-average cost of capital determined for each reporting unit as of the February 22, 2009 test date ranged between 13.0% and 17.0%. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests.  For example, a decline in the terminal growth rate greater than 110 basis points or an increase in the weighted-average cost of capital greater than 75 basis points would have indicated impairment in one reporting unit as of February 22, 2009 whose goodwill was $9.8 million.

If the projected long-term revenue growth rates, profit margins, or terminal rates are considerably lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate further impairment of one or more of the Company’s reporting units and, as a result, the related goodwill would likely be impaired.

Marketable Securities.  On a quarterly basis, we review our marketable securities for declines in market value that may be considered other than temporary.  We generally consider market value declines to be other than temporary if there are declines for a period longer than six months and in excess of 20% of original cost.  We also consider the nature of the underlying investments and other market conditions.

Deferred Tax Asset Valuation Allowance.  As of March 31, 2009, we had $44.1 million of gross deferred tax assets before valuation allowances.  As described in Note 17 to the consolidated financial statements, the deferred tax assets relate principally to liabilities including employee benefit plans and insurance reserves.  The deferred tax assets include $2.8 million related to various state and foreign net operating loss carryforwards for which a $1.6 million deferred tax asset valuation allowance is recorded.

We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit we believe is more likely than not to be realized.  We consider recent earnings projections, allowable tax carryforward periods, tax planning strategies and historical earnings performance to determine the amount of the valuation allowance.  Changes in these factors could cause us to adjust our valuation allowance, which would impact our income tax expense when we determine that these factors have changed.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of SFAS 157.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The Company adopted all of the aforementioned provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date requirement resulted in an $887,000 reduction to retained earnings in fiscal 2009.

On April 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion 12, “Omnibus Opinion—1967.” The provisions of EITF 06-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The adoption of EITF 06-10 resulted in a $1,248,000 reduction to retained earnings in fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We did not elect to implement the fair value option allowed under this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company believes that the adoption of SFAS 141(R) will not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company believes that the adoption of SFAS 160 will not have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why the company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. We will comply with the disclosure provisions of this statement after its effective date.

In December 2008, the FASB issued FASB Staff Position, or FSP, No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“SFAS 161”).  This FSP amends SFAS 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this FSP after its effective date.

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

Our primary commodity risk is related to changes in the price of steel.  We control this risk through negotiating purchase contracts on a consolidated basis and by attempting to build changes in raw material costs into the selling prices of or surcharges on our products.  We have not entered into financial instrument transactions related to raw material costs.

In fiscal 2009, 31% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, Mexico, China, the United Kingdom, France, Hungary and Germany and sell our products in over 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies, the Mexican peso and the Chinese yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, a 10% decline in the rate of exchange between the euro and the U.S. dollar impacts net income by approximately $0.8 million.  In addition, the majority of our export sale transactions are denominated in U.S. dollars.

During 2009, the Company entered into cross-currency swaps and foreign exchange forward agreements to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $27.3 million and all contracts mature by September 30, 2013. As of March 31, 2009, the fair value of these derivatives was a $1.0 million loss that was recorded to earnings and is included in foreign currency exchange loss.

We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions as appropriate. At March 31, 2009, we do not have any material swap agreements or similar financial instruments in place. At March 31, 2009 and 2008, approximately 91% and 98% of our outstanding debt had fixed interest rates, respectively. At those dates, we had approximately $11.9 million and $3.1 million, respectively, of outstanding variable rate debt. A 1% fluctuation in interest rates in fiscal 2008 and 2007 would have changed interest expense on that outstanding variable rate debt by approximately $0.1 million and $0 million, respectively.

Like many industrial manufacturers, we are involved in asbestos-related litigation.  In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue.  Based on this review, we have estimated our share of liability to defend and resolve probable asbestos-related personal injury claims.  This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability.  We will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Based on actuarial information, we have estimated our asbestos-related aggregate liability through March 31, 2027 and March 31, 2039 to range between $5.5 million and $15.5 million using actuarial parameters of continued claims for a period of 18 to 30 years. Our estimation of our asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8.8 million which has been reflected as a liability in the consolidated financial statements as of March 31, 2009.  The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program.  Of this amount, management expects to incur asbestos liability payments of approximately $0.4 million over the next 12 months.  Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on our financial condition or our liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2009:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Shareholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements
1. Description of Business	F-7
2. Accounting Principles and Practices	F-7
3. Acquisitions	F-11
4. Discontinued Operations	F-12
5. Fair Value Measurements	F-12
6. Inventories	F-14
7. Marketable Securities	F-14
8. Property, Plant, and Equipment	F-15
9. Goodwill and Intangible Assets	F-15
10. Accrued Liabilities and Other Non-current Liabilities	F-16
11. Debt	F-17
12. Pensions and Other Benefit Plans	F-18
13. Employee Stock Ownership Plan (ESOP)	F-22
14. Earnings per Share and Stock Plans	F-23
15. Loss Contingencies	F-28
16. Restructuring Charges	F-29
17. Income Taxes	F-30
18. Rental Expense and Lease Commitments	F-32
19. Summary Financial Information	F-33
20. Business Segment Information	F-37
21. Selected Quarterly Financial Data (unaudited)	F-38
22. Accumulated Other Comprehensive Loss	F-39
23. Effects of New Accounting Pronouncements	F-39
24. Subsequent Event	F-41

Schedule II – Valuation and Qualifying Accounts.	F-42

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, on March 31, 2007 the Company changed its method of accounting for employee retirement plans and other postretirement benefits in accordance with SFAS No. 158, and on March 31, 2009 the Company adopted the measurement date provisions of SFS No. 158. As discussed in Note 17 to the consolidated financial statements, on April 1, 2007 the Company changed its method of accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
June 5, 2009

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,

	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,236	$75,994
Trade accounts receivable, less allowance for doubtful accounts ($5,338 and $3,583, respectively)	80,168	93,833
Inventories	100,621	84,286
Prepaid expenses	18,115	17,320
Current assets of discontinued operations	-	17,334
Total current assets	238,140	288,767
Net property, plant, and equipment	62,102	53,420
Goodwill, net	104,744	187,055
Other intangibles, net	20,336	321
Marketable securities	28,828	29,807
Deferred taxes on income	32,521	17,570
Other assets	4,993	8,094
Assets of discontinued operations	-	5,001
Total assets	$491,664	$590,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$4,787	$36
Trade accounts payable	33,298	35,149
Accrued liabilities	50,443	52,265
Restructuring reserve	1,302	58
Current portion of long-term debt	1,171	326
Current liabilities of discontinued operations	-	24,955
Total current liabilities	91,001	112,789
Senior debt, less current portion	7,073	3,066
Subordinated debt	124,855	129,855
Other non-current liabilities	86,881	48,844
Total liabilities	309,810	294,554
Shareholders’ equity:
Voting common stock; 50,000,000 shares authorized; 19,046,930 and 18,982,538 shares issued	190	189
Additional paid-in capital	180,327	178,457
Retained earnings	41,891	122,400
ESOP debt guarantee; 144,458 and 176,646 shares	(2,309)	(2,824)
Accumulated other comprehensive loss	(38,245)	(2,741)
Total shareholders’ equity	181,854	295,481
Total liabilities and shareholders’ equity	$491,664	$590,035

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share data)

Net sales	$606,708	$593,786	$550,490
Cost of products sold	433,007	408,211	385,654
Gross profit	173,701	185,575	164,836
Selling expenses	72,620	69,836	59,374
General and administrative expenses	37,721	34,048	30,657
Restructuring charges	1,921	836	(137)
Impairment loss	107,000	-	-
Amortization of intangibles	998	115	183
(Loss) income from operations	(46,559)	80,740	74,759
Interest and debt expense	13,148	13,562	15,881
(Gain) loss on bond redemptions	(244)	1,794	5,188
Investment loss (income)	2,889	(1,165)	(5,257)
Foreign currency exchange loss	3,018	403	226
Gain from litigation settlement	(3,330)	-	-
Other (income) and expense, net	(3,939)	(3,588)	(2,020)
(Loss) income from continuing operations before income tax expense	(58,101)	69,734	60,741
Income tax expense	18,001	22,819	22,097
(Loss) income from continuing operations	(76,102)	46,915	38,644
Loss from discontinued operations (net of tax)	(2,282)	(9,566)	(4,559)
Net (loss) income	$(78,384)	$37,349	$34,085

Average basic shares outstanding	18,861	18,723	18,517
Average diluted shares outstanding	18,861	19,158	18,951

Basic (loss) income per share:
(Loss) income from continuing operations	$(4.04)	$2.50	$2.09
Loss from discontinued operations	(0.12)	(0.51)	(0.25)
Basic (loss) income per share	$(4.16)	$1.99	$1.84

Diluted (loss) income per share:
(Loss) income from continuing operations	$(4.04)	$2.45	$2.04
Loss from discontinued operations	(0.12)	(0.50)	(0.24)
Diluted (loss) income per share	$(4.16)	$1.95	$1.80

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($.01 par value)	Addi- tional Paid-in Capital	Retained Earnings	ESOP Debt Guarantee	Unearned Restricted Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2006	$185	$170,081	$51,152	$(3,996)	$(22)	$(12,979)	$204,421
Comprehensive income:
Net income 2007	—	—	34,085	—	—	—	34,085
Change in foreign currency translation adjustment	—	—	—	—	—	4,093	4,093
Change in net unrealized gain on investments, net of tax benefit of $1,006	—	—	—	—	—	(1,869)	(1,869)
Change in pension liability, prior to adoption of SFAS 158, net of tax of $3,830	—	—	—	—	—	5,758	5,758
Total comprehensive income							42,067
Adjustment to initially apply SFAS 158, net of tax benefit of $6,906	—	—	—	—	—	(10,340)	(10,340)
Stock compensation - directors	—	180	—	—	—	—	180
Stock options exercised, 240,468 shares	3	2,598	—	—	—	—	2,601
Stock compensation expense	—	1,255	—	—	22	—	1,277
Tax benefit from exercise of stock options	—	311	—	—	—	—	311
Earned 36,154 ESOP shares	—	229	—	579	—	—	808
Balance at March 31, 2007	$188	$174,654	$85,237	$(3,417)	$—	$(15,337)	$241,325
Comprehensive income:
Net income 2008	—	—	37,349	—	—	—	37,349
Change in foreign currency translation adjustment	—	—	—	—	—	9,431	9,431
Change in net unrealized gain on investments, net of tax benefit of $410	—	—	—	—	—	(762)	(762)
Change in pension liability and postretirement obligations, net of tax of $2,695	—	—	—	—	—	3,927	3,927
Total comprehensive income							49,945
Adjustment to initially apply FIN 48	—	—	(186)	—	—	—	(186)
Stock compensation - directors	—	196	—	—	—	—	196
Stock options exercised, 144,425 shares	1	1,415	—	—	—	—	1,416
Stock compensation expense	—	1,266	—	—	—	—	1,266
Tax benefit from exercise of stock options	—	482	—	—	—	—	482
Earned 37,021 ESOP shares	—	444	—	593	—	—	1,037
Balance at March 31, 2008	$189	$178,457	$122,400	$(2,824)	$—	$(2,741)	$295,481
Comprehensive loss:
Net loss 2009	—	—	(78,384)	—	—	—	(78,384)
Change in foreign currency translation adjustment	—	—	—	—	—	(16,474)	(16,474)
Change in net unrealized gain on investments, net of tax of $228	—	—	—	—	—	423	423
Change in pension liability and postretirement obligations, net of tax benefit of $12,565	—	—	—	—	—	(19,453)	(19,453)
Total comprehensive loss							(113,888)
SFAS 158 measurement date adjustment, net of tax benefit of $545	—	—	(877)	—	—	—	(877)
Adjustment to initially apply EITF 06-10	—	—	(1,248)	—	—	—	(1,248)
Stock compensation - directors	—	260	—	—	—	—	260
Stock options exercised, 46,375 shares	1	420	—	—	—	—	421
Stock compensation expense	—	799	—	—	—	—	799
Tax benefit from exercise of stock options	—	274	—	—	—	—	274
Earned 32,188 ESOP shares	—	117	—	515	—	—	632
Balance at March 31, 2009	$190	$180,327	$41,891	$(2,309)	$—	$(38,245)	$181,854

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2009	2008	2007
	(In thousands)
Operating activities:
Net (loss) income	$(78,384)	$37,349	$34,085
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss from discontinued operations	2,282	9,566	4,559
Depreciation and amortization	10,590	8,325	7,793
Deferred income taxes	(1,700)	14,737	13,879
Gain on divestitures	-	(70)	(504)
Loss (gain) on sale of real estate/investments	2,594	(526)	(5,373)
(Gain) loss on early retirement of bonds	(300)	1,378	4,263
Amortization/write-off of deferred financing costs	575	982	1,603
Stock-based compensation	1,059	1,462	1,457
Impairment loss	107,000	—	—
Changes in operating assets and liabilities net of effects of business divestitures:
Trade accounts receivable	24,396	(3,292)	(4,640)
Inventories	1,658	(9,144)	(1,887)
Prepaid expenses	2,955	612	(2,082)
Other assets	1,960	(1,176)	921
Trade accounts payable	(7,207)	7,801	(1,750)
Accrued and non-current liabilities	(4,451)	(7,231)	141
Net cash provided by operating activities from continuing operations	63,027	60,773	52,465
Net cash used by operating activities from discontinued operations	(2,796)	(1,183)	(6,970)
Net cash provided by operating activities	60,231	59,590	45,495
Investing activities:
Proceeds from sale of marketable securities	363	13,076	36,853
Purchases of marketable securities	(2,968)	(14,638)	(35,686)
Capital expenditures	(12,245)	(12,479)	(10,540)
Proceeds from sale of assets	1,593	5,504	2,302
Purchases of businesses	(52,779)	—	—
Proceeds from sale of businesses	—	—	2,574
Net cash used by investing activities from continuing operations	(66,036)	(8,537)	(4,497)
Net cash provided (used) by investing activities from discontinued operations	531	(30)	1,102
Net cash used by investing activities	(65,505)	(8,567)	(3,395)
Financing activities:
Proceeds from exercise of stock options	421	1,416	2,601
Payments under revolving line-of-credit agreements	(10,623)	(831)	(62,930)
Borrowings under revolving line-of-credit agreements	8,485	18	63,009
Repayment of debt	(6,987)	(29,855)	(49,251)
Payment of deferred financing costs	—	(2)	(449)
Tax benefit from exercise of stock options	274	482	311
Change in ESOP debt guarantee	515	593	579
Net cash used by financing activities from continuing operations	(7,915)	(28,179)	(46,130)
Net cash (used) provided by financing activities from discontinued operations	(14,612)	(383)	6,253
Net cash used by financing activities	(22,527)	(28,562)	(39,877)
Effect of exchange rate changes on cash	(8,957)	4,878	834
Net change in cash and cash equivalents	(36,758)	27,339	3,057
Cash and cash equivalents at beginning of year	75,994	48,655	45,598
Cash and cash equivalents at end of year	$39,236	$75,994	$48,655
Supplementary cash flows data:
Interest paid	$12,815	$14,079	$17,221
Income taxes paid, net	$9,673	$9,568	$5,712

See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.	Description of Business

Columbus McKinnon Corporation (the Company) is a leading U.S. designer, marketer and manufacturer of material handling products and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, rigging tools including chain and forged attachments and actuators. The Company’s material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users.  During fiscal 2009, approximately 63% of sales were to customers in the United States.

2.	Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed in the year incurred and are included in selling expense in the consolidated statements of operations. Advertising expenses were $4,883,000, $5,406,000, and $3,654,000 in fiscal 2009, 2008, and 2007, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 18% of the Company’s employees are represented by seven separate domestic and Canadian collective bargaining agreements which terminate at various times between April 2010 and March 2012. Approximately 4% of the labor force is covered by collective bargaining agreements that will expire within one year.

Consolidation

These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated. Our international subsidiaries in Asia and Spain close one month and our Mexican subsidiary closes three months earlier to facilitate consolidated reporting.

Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives not classified as cash flow hedges, all changes in market value are recorded to earnings.

During fiscal 2009, the Company entered into cross-currency swaps and foreign exchange forward agreements with a third party to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $27,298,000, and all contracts mature by September 30, 2013. As of March 31, 2009, the fair value of these derivatives was a $1,007,000 pretax loss that was recorded to earnings and is included in foreign currency exchange loss.  These derivatives are not treated as hedges for accounting purposes because the loans are intercompany.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In relation to certain of the derivative transactions discussed above, the Company issued a guarantee to a third party lender which secures any obligations of one of the Company’s wholly-owned foreign subsidiaries under the subsidiary’s agreement with the third party lender, regarding those derivative transactions.  The fair value of the derivative liability of the foreign subsidiary at March 31, 2009 relating to this guarantee was $974,000.

The Company is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings; accordingly, the Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

Financial Instruments

The carrying value of the Company’s current assets and current liabilities approximate their fair values based upon the relatively short maturity of those instruments. For the fair value of the Company’s marketable securities and debt instruments, see Notes 7 and 11, respectively.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange loss. There were losses of approximately $3,020,000 (including changes in the fair value of derivatives), $400,000 and $225,000 on foreign currency transactions in fiscal 2009, 2008 and 2007, respectively.

Gain from Litigation

During the fourth quarter of fiscal 2009, the Company settled a dispute with its previous healthcare provider.   The Company recorded a gain of $3,330,000 related to the settlement in the form of cash proceeds and a note receivable.

Goodwill

Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under SFAS 142 are at the component level, or one level below the reporting segment level as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s one segment is subdivided into four reporting units.  See Note 9 for further discussion of goodwill and intangible assets.

Impairment of Long-Lived Assets

The Company assesses impairment of its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future production volumes, customer pricing, economics and productivity and cost initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses appraisals, management estimates, and discounted cash flow calculations.

Intangible Assets

At acquisition, we estimate and record the fair value of purchased intangible assets which primarily consist of trade names, customer relationships and technology.  The fair values are estimated based on management’s assessment as well as independent third party appraisals.  Such valuations may include a discounted cash flow of anticipated revenues resulting from the acquired intangible asset.

Amortization of intangible assets with finite lives is recognized over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.  The straight line method is used for customer relationships.  As a result of the negligible attrition rate in our customer base, the difference between the straight line method and attrition methods is not considered significant.  The estimated useful lives for our intangible assets range from 11 to 18 years.

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 52% of inventories at March 31, 2009 (58% in 2008) has been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the consolidated statements of operations within investment loss (income). Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment loss (income) in the consolidated statements of operations.

The marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment—15 to 40 years; machinery and equipment—3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification/Revisions

Certain prior year amounts have been reclassified to conform to the current year presentation to reflect Univeyor A/S as a discontinued operation for all prior periods presented.

Research and Development

Research and development costs as defined in SFAS No. 2, “Accounting for Research and Development Costs” were $4,451,000, $3,280,000 and $1,995,000 for the years ended March 31, 2009, 2008 and 2007, respectively and are classified as general and administrative expense in the consolidated statements of operations.

Revenue Recognition, Accounts Receivable and Concentration of Credit Risk

Sales are recorded when title passes to the customer which is generally at time of shipment to the customer. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. The Company has established an allowance for returns based upon historical trends.

Sale-Leaseback Transactions

On June 22, 2007, the Company sold its facility in Charlotte, NC and entered into a leaseback for a portion of the facility under a 10-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $4,800,000. The $800,000 gain on the transaction was deferred and is being recognized as income over the 10-year leaseback period. The lease agreement has been recorded as a capital lease, refer to note 8.

Shipping and Handling Costs

Shipping and handling costs are a component of cost of products sold.

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), "Share-Based Payment."  This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense.  The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

See Note 14 for further discussion of stock-based compensation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties

The Company offers warranties for certain products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor for any product deemed to be defective for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that the product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim. Changes in the Company’s product warranty accrual are as follows:
	March 31,
	2009	2008
Balance at beginning of year	$1,403	$1,263
Accrual for warranties issued	3,761	3,300
Warranties settled	(3,882)	(3,160)
Balance at end of year	$1,282	$1,403

3.	Acquisitions

On October 1, 2008, we acquired Pfaff Beteiligungs GmbH (“Pfaff-silberblau” or “Pfaff”), a Kissing, Germany based company with  a leading European position in lifting, material handling and actuator products. Pfaff had revenue of approximately $90 million USD, in calendar 2007. This strategic acquisition continues the execution of our strategic plan to grow our revenue in complimentary product lines and also broaden that revenue in international markets. We believe Pfaff-silberblau complements our existing material handling business in Europe and the U.S. and creates a more global actuator business when combined with our U.S. based Duff Norton actuator company. We expect to create value from this acquisition through integrating the Pfaff business with our Columbus McKinnon European and U.S. based material handling businesses and Duff Norton. Value will be created by cross selling products among these groups as well as reducing costs through business integration and procurement activities. The results of Pfaff-silberblau are included in the Company’s consolidated financial statements from the date of acquisition.

This transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The aggregate purchase consideration for the acquisition of Pfaff-silberblau was $52,779,000 in cash and acquisition costs. The acquisition was funded with existing cash. The purchase price was allocated to the assets acquired and liabilities assumed based upon a valuation of respective fair values. The identifiable intangible assets consisted of trademarks with a value of $6,101,000 (18 year estimated useful life), customer relationships with a value of $15,092,000 (11 year estimated useful life), and technology with a value of $806,000 (14 year estimated useful life). The excess consideration over fair value was recorded as goodwill and approximated $27,769,000, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:
Working capital	$13,340
Property, plan and equipment	8,321
Other long term liabilities, net	(18,650)
Identifiable intangible assets	21,999
Goodwill	27,769
Total	$52,779

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Discontinued Operations

As part of its continuing evaluation of its businesses, the Company determined that its integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with its long-term growth and operational objectives. During fiscal 2009, the Company completed the sale of Univeyor A/S, which business represented the majority of the former Solutions segment. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the results of operations of the Univeyor A/S business have been classified as discontinued operations in the consolidated balance sheets, statements of operations and statements of cash flows presented herein.

In connection with the sale of Univeyor A/S, the Company used cash on hand to repay $15,191,000 in amounts outstanding on the Univeyor A/S lines of credit and fixed term bank debt.

In fiscal 2002, the Company sold substantially all of the assets of Automatic Systems, Inc. (ASI). The ASI business was the principal business unit at the time in the Company’s former Solutions – Automotive segment. The Company received $20,600,000 in cash and an 8% subordinated note in the principal amount of $6,800,000 which is payable at a rate of $214,000 per quarter over eight years beginning August 2004. Due to the uncertainty surrounding the financial viability of the debtor, the note has been recorded at the estimated net realizable value of $0. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt.  All interest and principal payments required under the note have been made to date. The gross value of the note as of March 31, 2009 is approximately $2,800,000.

Summarized statements of operations for discontinued operations:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Net revenue	$8,982	$29,548	$39,358
Loss before income taxes	(798)	(9,346)	(5,744)
Income tax expense (benefit)	326	220	(1,185)
Loss from operations of discontinued businesses	(1,124)	(9,566)	(4,559)
Loss on sale of discontinued operation	(15,926)	-	-
Tax benefit from sale of discontinued operation	14,768	-	-
Loss from discontinued operations	$(2,282)	$(9,566)	$(4,559)

The Company recognized a tax benefit of $14,768,000 as a result of the worthless stock deduction created by the sale of Univeyor A/S on July 25, 2008.  The Company’s tax basis in the Univeyor A/S stock was approximately $39,380,000.

5.	Fair Value Measurements

Effective April 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations.

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the valuation techniques that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is separated into three levels based on the reliability of inputs as follows:

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides information regarding financial assets and liabilities measured at fair value on a recurring basis:

		Fair value measurements at reporting date using
Description	At March 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$28,828	$28,828	$-	$-
Derivative liabilities	(1,007)	-	(1,007)	-

As of March 31, 2009, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

Interest and dividend income on marketable securities, and changes in the fair value of derivatives, are recorded in investment loss (income) and foreign currency exchange loss, respectively. Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.  During fiscal 2009, the Company reduced the cost bases of certain marketable securities since it was determined that the unrealized losses on those securities were other than temporary in nature.  This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000, classified within investment loss (income).

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for fiscal 2009. The Company did not elect to implement the fair value options allowed under this standard.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Inventories

Inventories consisted of the following:

	March 31,
	2009	2008
At cost—FIFO basis:
Raw materials	$49,697	$44,594
Work-in-process	12,497	10,454
Finished goods	59,896	44,102
	122,090	99,150
LIFO cost less than FIFO cost	(21,469)	(14,864)
Net inventories	$100,621	$84,286

7.	Marketable Securities

Marketable securities are held for the settlement of the Company’s general and products liability insurance claims filed through the Company’s wholly-owned captive insurance subsidiary, CM Insurance Company, Inc. (see Notes 2 and 15). In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company reviews its marketable securities for declines in market value that may be considered other than temporary. The Company generally considers market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates an impairment.  During the year ended March 31, 2009, because of uncertain market conditions and the duration at which certain securities had been trading below cost, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000 for the year ended March 31, 2009, classified within investment loss (income). There were no other than temporary impairments for the years ended March 31, 2008 and 2007.

The following is a summary of available-for-sale securities at March 31, 2009:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$29,315	$394	$881	$28,828

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2009 are as follows:

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$2,318	$107
Securities in a continuous loss position for more than 12 months	15,982	774
	$18,300	$881

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors when determining whether or not the unrealized losses at March 31, 2009 were temporary in nature.  Based upon published trading values subsequent to March 31, 2009, the securities in unrealized loss positions at March 31, 2009 are now in unrealized gain positions.  Because of this and other factors, the Company believes that the unrealized losses at March 31, 2009 are temporary.

Net realized gains related to sales of marketable securities (excluding other-than-temporary impairments) were $7,000, $88,000 and $4,360,000 in fiscal 2009, 2008 and 2007, respectively.

The following is a summary of available-for-sale securities at March 31, 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$30,945	$4	$1,142	$29,807

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net unrealized losses included in the balance sheet amounted to $487,000 at March 31, 2009 and $1,138,000 at March 31, 2008. The amounts, net of related income tax benefits of $170,000 and $398,000 at March 31, 2009 and 2008, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

8.	Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2009	2008
Land and land improvements	$4,172	$4,503
Buildings	25,169	24,783
Machinery, equipment, and leasehold improvements	120,293	108,974
Construction in progress	4,825	2,747
	154,459	141,007
Less accumulated depreciation	92,357	87,587
Net property, plant, and equipment	$62,102	$53,420

Buildings include assets recorded under capital leases amounting to $3,147,000 for the years ended March 31, 2009 and 2008.  Machinery, equipment, and leasehold improvements include assets recorded under capital leases amounting to $5,505,000 and $0 for the years ended March 31, 2009 and 2008, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $959,000 and $236,000 at March 31, 2009 and 2008, respectively.

Depreciation expense, including amortization of assets recorded under capital leases, was $9,592,000, $8,210,000, and $7,610,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

9.	Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under SFAS 142 are at the component level, or one level below the reporting segment level as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at March 31, 2009 and 2008.

Under SFAS 142, the measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. As part of our impairment analysis, we determined the fair value of each of our reporting units with goodwill using the income approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based upon our historical experience, current market trends and future expectations.  During fiscal 2009, the generally weak economic conditions resulted in a rapid decline in business, a reduction in forecast cash flows, and an increase in capital costs as a result of tightening credit markets.  Based on this evaluation, we determined that the fair value of our rest of products reporting unit was less than its carrying value. Following this assessment, SFAS 142 required us to perform a second step in order to determine the implied fair value of goodwill in this reporting unit and to compare it to its carrying value. The activities in the second step included hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit using market participant assumptions, as if the reporting unit had been acquired in a business combination.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of this assessment, the company recorded noncash charges of $107,000,000 to goodwill impairment in the fiscal 2009 consolidated statement of operations.  None of the charges related to goodwill was deductible for tax purposes. No impairment charges related to goodwill or intangible assets were recorded during fiscal 2008 or 2007.

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

A summary of changes in goodwill during the years ended March 31, 2009 and 2008 is as follows:
Balance at March 31, 2007	$185,634
Currency translation	1,421
Balance at March 31, 2008	$187,055
Acquisitions	27,769
Impairment	(107,000)
Currency translation	(3,080)
Balance at March 31, 2009	$104,744

Intangible assets at March 31, 2009 are as follows:
	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,743	$157	$5,586
Customer relationships	14,208	652	13,556
Other	1,342	148	1,194
Balance at March 31, 2009	$21,293	$957	$20,336

Intangible assets at March 31, 2008 were $321, consisting of patents and other intangibles, net.

All of the Company’s intangibles assets are considered to have definite lives and are amortized.  The weighted-average amortization periods are 18 years for trademarks, 11 years for customer relationships and 14 years for other. Total amortization expense was $998,000, $115,000, and $183,000 for fiscal 2009, 2008, and 2007, respectively.  Based on the current amount of patents and other, net, the estimated amortization expense for each of the succeeding five years is expected to be $1,780,000, $1,762,000, $1,740,000, $1,712,000, and 1,682,000, respectively.

10.	Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2009	2008
Accrued payroll	$14,568	$16,003
Interest payable	4,790	4,976
Accrued workers compensation	2,525	3,520
Accrued income taxes payable	4,048	7,311
Accrued postretirement benefit obligation	1,159	1,332
Accrued health insurance	3,177	4,026
Accrued general and product liability costs	4,010	4,010
Other accrued liabilities	16,166	11,087
	$50,443	$52,265

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2009	2008
Accumulated postretirement benefit obligation	$7,360	$9,362
Accrued general and product liability costs	19,232	16,761
Accrued pension cost	49,052	16,603
Accrued workers compensation	2,272	2,253
Deferred income tax	6,504	1,671
Other non-current liabilities	2,461	2,194
	$86,881	$48,844

11.	Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2009	2008
Revolving Credit Facility due February 22, 2011	$-	$-
Capital lease obligations	8,020	3,006
Other senior debt	224	386
Total senior debt	8,244	3,392
8 7/8% Senior Subordinated Notes due November 1, 2013 with interest payable in semi-annual installments	124,855	129,855
Total	133,099	133,247
Less current portion	1,171	326
	$131,928	$132,921

The Revolving Credit Facility provides availability up to a maximum of $75,000,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000,000, subject to lender approval. The unused Revolving Credit Facility totaled $64,518,000, net of outstanding borrowings of $0 and outstanding letters of credit of $10,482,000. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our leverage ratio amounting to 87.5 or 0 basis points, respectively, at March 31, 2009. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and a restriction on dividend payments, with which the Company was in compliance as of March 31, 2009.  The Company amended its Revolving Credit Facility on May 19, 2009. The credit facility was amended to increase the amount of restructuring charges to be excluded from the fixed charge coverage ratio. Certain senior subordinated note repurchases were also excluded from the fixed charge coverage ratio covenant calculation as a result of the amendment.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124,855,000 at March 31, 2009 and are due November 1, 2013. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments.  On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011.  In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.  The Company used cash on hand to repurchase $5,000,000 and $6,145,000 of the outstanding 8 7/8% Notes in fiscal 2009 and 2008, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gain (loss) on bond redemptions, including discounts, premiums and the write-off of deferred financing fees, was $244,000, ($1,794,000) and ($5,188,000) in fiscal 2009, 2008 and 2007, respectively.

The carrying amount of the Company’s revolving credit facility approximates the fair value based on current market rates. The Company’s Senior Subordinated Notes have an approximate fair market value of $107,000,000 based on quoted market prices, compared to their carrying amount of $124,855,000 at March 31, 2009.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital leases of $8,020,000 and $3,006,000 as of March 31, 2009 and 2008, respectively, is included in senior debt in the consolidated balance sheets.

The principal payments scheduled to be made as of March 31, 2009 on the above debt are as follows (in thousands):

2010	1,171
2011	1,180
2012	1,143
2013	1,062
2014	125,855
Thereafter	2,658

International Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. In addition, our foreign subsidiaries have certain secured credit lines. As of March 31, 2009, principal amounts outstanding under significant secured and unsecured international lines of credit were $3,869,000.  These amounts are included in notes payable to banks in the March 31, 2009 consolidated balance sheet.

12.	Pensions and Other Benefit Plans

The Company provides retirement and pension plans, including defined benefit and defined contribution plans, and postretirement benefit plans to certain employees. Effective March 31, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which required the recognition in pension and other postretirement benefits obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. The measurement date requirement was adopted in fiscal 2009 and was applied as a change in accounting principle, resulting in an $877,000, net of tax, cumulative-effect reduction to the opening balance of retained earnings.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$140,873	$139,621
SFAS No. 158 measurement date adjustment	(520)	-
Acquisitions	4,685	-
Service cost	4,381	4,386
Interest cost	8,969	8,277
Actuarial gain	(11,139)	(4,827)
Benefits paid	(6,245)	(6,973)
Foreign exchange rate changes	(919)	389
Benefit obligation at end of year	$140,085	$140,873

Change in plan assets:
Fair value of plan assets at beginning of year	$125,540	$110,845
SFAS No. 158 measurement date adjustment	(1,705)	-
Actual (loss) gain on plan assets	(34,933)	6,859
Employer contribution	9,311	14,466
Benefits paid	(6,245)	(6,973)
Settlements	(244)	-
Foreign exchange rate changes	(580)	343
Fair value of plan assets at end of year	$91,144	$125,540

Funded status	$(48,941)	$(15,333)
Unrecognized actuarial loss	54,334	21,289
Unrecognized prior service cost	1,956	1,943
Net amount recognized	$7,349	$7,899

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2009	2008
Other assets – non current	$707	$1,608
Accrued liabilities	(596)	(338)
Other non-current liabilities	(49,052)	(16,603)
Deferred tax effect of accumulated other comprehensive loss	22,488	9,252
Accumulated other comprehensive loss	33,802	13,980
Net amount recognized	$7,349	$7,899

In fiscal 2010, an estimated net loss of $4,363,000 and prior service cost of $317,000 for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

Net periodic pension cost included the following components:
	Year Ended March 31,
	2009	2008	2007
Service costs—benefits earned during the period	$4,381	$4,386	$4,147
Interest cost on projected benefit obligation	8,969	8,277	7,608
Expected return on plan assets	(9,234)	(8,198)	(7,244)
Net amortization	1,319	2,014	2,773
Curtailment/settlement loss	457	80	156
Net periodic pension cost	$5,892	$6,559	$7,440

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2009	2008
Projected benefit obligation	$135,021	$107,912
Fair value of plan assets	85,374	91,030

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2009	2008
Accumulated benefit obligation	$127,890	$18,912
Fair value of plan assets	85,374	9,733

Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

Theweighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	March 31,
	2009	2008	2007	2006
Discount rate	7.25%	6.50%	6.00%	5.75%
Expected long-term rate of return on plan assets	7.50	7.50	7.50	7.50
Rate of compensation increase	2.00	3.00	3.00	4.00

The expected rate of return on plan asset assumptions are determined considering historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	March 31,
	Target	Actual
	2010	2009	2008
Equity securities	70%	56%	60%
Fixed income	30	44	40
Total plan assets	100%	100%	100%

The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the aforementioned objective and produce both absolute and risk adjusted returns competitive with a benchmark that is a blend of major US and international equity indexes and an aggregate bond fund. The shift to the targeted allocation is the result of management’s re-evaluation of its investment allocation. The targeted allocation will be accomplished as some plan assets governed by collective bargaining contracts will be transferred from fixed income into equity securities, as well as reallocation of remaining assets to achieve the desired balance during fiscal 2010.

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute $18,255,000 to its pension plans in fiscal 2010.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2010	$7,110
2011	7,625
2012	8,419
2013	9,169
2014	9,806
2015-2019	57,981

Postretirement Benefit Plans

The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to certain domestic retirees and their dependents of one of its subsidiaries. Prior to the acquisition of this subsidiary, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons (“AARP”) premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$10,694	$10,471
SFAS No. 158 measurement date adjustment	238	-
Service cost	1	3
Interest cost	587	613
Actuarial (gain) loss	(1,661)	693
Benefits paid	(1,339)	(1,086)
Benefit obligation at end of year	$8,520	$10,694

Funded status	$(8,520)	$(10,694)
Unrecognized actuarial loss	4,784	5,413
Net amount recognized	$(3,736)	$(5,281)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2009	2008
Accrued liabilities	$(1,159)	$(1,332)
Other non-current liabilities	(7,360)	(9,362)
Deferred tax effect of accumulated other comprehensive loss	1,494	2,165
Accumulated other comprehensive loss	2,241	3,248
Net amount recognized	$(3,736)	$(5,281)

In fiscal 2010, an estimated net loss of $290,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. Net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2009	2008	2007
Service cost—benefits attributed to service during the period	$1	$3	$3
Interest cost	587	613	658
Net amortization	351	418	414
Net periodic postretirement benefit cost	$939	$1,034	$1,075

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For measurement purposes, healthcare costs were assumed to increase 9.5% in fiscal 2009. Healthcare costs were assumed to increase 8.75% in fiscal 2010 grading down over time to 5% in five years. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 6.5% as of March 31, 2009 and 2008, respectively.

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2010	$1,159
2011	1,166
2012	1,126
2013	1,079
2014	1,007
2015-2019	3,904

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$40	$(36)
Effect on postretirement obligation	489	(444)

The Company has split dollar life insurance arrangements with two of its former employees.  Under these arrangements, the Company pays certain premium costs on life insurance polices for the employees.  Upon the later of the death of the former employee or their spouse, the company will receive all of the premiums paid to date.

On April 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion 12, “Omnibus Opinion—1967”. The provisions of EITF 06-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 06-10 resulted in a $1,248,000 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.  The net periodic pension cost for fiscal 2009 was $71,000 and the accrued liability at March 31, 2009 is $301,000.

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $1,684,000, $1,780,000 and $1,650,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

13.   Employee Stock Ownership Plan (ESOP)

The AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” requires that compensation expense for ESOP shares be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost. Also, dividends on those ESOP shares that have not been allocated or committed to be released to ESOP participants are not reflected as a reduction of retained earnings. Rather, since those dividends are used for debt service, a charge to compensation expense is recorded. Furthermore, ESOP shares that have not been allocated or committed to be released are not considered outstanding for purposes of calculating earnings per share.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The obligation of the ESOP to repay borrowings incurred to purchase shares of the Company’s common stock is guaranteed by the Company; the unpaid balance of such borrowings, if any, would be reflected in the consolidated balance sheet as a liability. An amount equivalent to the cost of the collateralized common stock and representing deferred employee benefits has been recorded as a deduction from shareholders’ equity.

Substantially all of the Company’s domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $632,000, $1,037,000 and $808,000 in fiscal 2009, 2008 and 2007, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any,   are recorded as a reduction of retained earnings and are applied toward debt service.

At March 31, 2009 and 2008, 646,329 and 667,177 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. At March 31, 2009 and 2008, 144,458 and 176,646 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

The fair market value of unearned ESOP shares at March 31, 2009 amounted to $1,260,000.

14.	Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128). Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options.  Stock options and performance shares with respect to 236,000 common shares and 28,000 common shares, respectively, were not included in the computation of diluted loss per share for fiscal 2009 because they were antidilutive as a result of the Company’s net loss.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended March 31,
	2009	2008	2007
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(76,102)	$36,792	$33,381
(Loss) income from discontinued operations (net of tax)	(2,282)	557	704
Net (loss) income	$(78,384)	$37,349	$34,085

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	18,861	18,723	18,517
Effect of dilutive employee stock options	-	435	434
Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	18,861	19,158	18,951

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 13).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Plans

The Company records stock-based compensation in accordance with SFAS 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

Long Term Incentive Plan

The Company grants share based compensation to eligible participants under our Long Term Incentive Plan, or LTIP.  The LTIP was approved by our Board of Directors and the shareholders of the Company in fiscal 2007.  The total number of shares of common stock with respect to which awards may be granted under the plan is 850,000, of which 649,330 shares remain for future grants as of March 31, 2009. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses. A maximum of 600,000 shares may be awarded as restricted stock, restricted stock units, or stock bonuses.

Under the plan, the granting of awards to employees may take the form of options, restricted shares, and performance shares. The Compensation Committee of our Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted and the restriction and other terms and conditions of each grant in accordance with terms of our Plan.

Stock based compensation expense was $799,000, $1,266,000 and $1,277,000 for fiscal 2009, 2008 and 2007, respectively.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense. We recognize expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

Stock Option Plans

The Company granted stock options under the LTIP in 2009.  Options granted have a maximum term of 10 years and vest ratably over a five or six year period from date of grant. Option awards provide for accelerated vesting as a result of reaching retirement age and a specified number of years of service. Existing prior to the adoption of the LTIP, the Company maintained two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors.  As of March 31, 2009, no options have been granted to non-employees. Options granted under the Non-Qualified and Incentive Plans become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2009 is as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	1,132,118	$11.28
Granted	70,000	22.41
Exercised	(240,468)	10.82
Cancelled	(30,500)	9.85
Outstanding at March 31, 2007	931,150	$12.28
Granted	5,000	32.85
Exercised	(144,425)	9.81
Cancelled	(4,875)	5.46
Outstanding at March 31, 2008	786,850	$12.91
Granted	89,150	27.42
Exercised	(46,375)	9.07
Cancelled	(103,970)	22.69
Outstanding at March 31, 2009	725,655	$13.51	4.0	$ 763
Exercisable at March 31, 2009	623,000	$11.79	3.3	$ 763

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2009. The aggregate intrinsic value of outstanding options as of March 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 236,850 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 236,850 exercisable options that were in-the-money at that date. The Company's closing stock price was $8.72 as of March 31, 2009. The total intrinsic value of stock options exercised was $773,000, $2,842,000 and $3,434,000 during fiscal 2009, 2008 and 2007, respectively. As of March 31, 2009, there are 59,670 options available for future grants under the two stock option plans.

The fair value of shares that vested was $4.20, $5.14 and $3.87 during fiscal 2009, 2008 and 2007, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2009 was $421,000. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of March 31, 2009, $865,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2 years.

Exercise prices for options outstanding as of March 31, 2009, ranged from $5.46 to $32.85. The following table provides certain information with respect to stock options outstanding at March 31, 2009:

Range of Exercise Prices	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Up to $10.00	391,350	$7.28	4.1
$10.01 to $20.00.	61,250	14.62	6.1
$20.01 to $30.00	268,055	22.00	3.3
$30.01 to $40.00	5,000	32.85	8.3
	725,655	$13.51	4.0

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides certain information with respect to stock options exercisable at March 31, 2009:
Range of Exercise Prices	Stock Options Outstanding	Weighted-average Exercise Price
Up to $10.00	391,350	$7.28
$10.01 to $20.00.	41,250	13.00
$20.01 to $30.00	190,400	20.79
	623,000	$11.79

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of the options was $14.77, $18.48 and $12.93 for options granted during fiscal 2009, 2008 and 2007, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2009, 2008 and 2007:
	Year Ended	Year Ended	Year Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Assumptions:
Risk-free interest rate	2.58%	4.92%	4.93%
Dividend yield—Incentive Plan	0.0%	0.0%	0.0%
Volatility factor	0.567	0.571	0.593
Expected life—Incentive Plan	6.0 years	5.5 years	5.5 years

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

Restricted Stock Units

The Company granted restricted stock units under the LTIP during 2009, 2008 and 2007 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted shares for employees vest ratably based on service one-third after each of years three, four, and five.

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2009 is as follows:
	Shares	Weighted-average Grant Date Fair Value
Unvested at March 31, 2006	-	$-
Granted	7,200	19.17
Unvested at March 31, 2007	7,200	$19.17
Granted	7,842	25.80
Vested	(4,521)	19.54
Unvested at March 31, 2008	10,521	$23.96
Granted	54,916	26.02
Vested	(5,260)	23.96
Forfeited	(25,199)	28.45
Unvested at March 31, 2009	34,978	$23.95

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2009 is $629,000 and is expected to be recognized over a weighted average period of 3.3 years.  The fair value of restricted stock units that vested during the year ended March 31, 2009 and 2008 was $129,000 and $117,000, respectively.

Performance Shares

The Company granted performance shares under the LTIP during 2009 and 2008. There were no performance based awards granted in fiscal 2007. Performance shares granted are based upon the Company’s performance over a three year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based nonvested shares are recognized as compensation expense based on fair value on date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). We estimated the fair value of each performance share granted under the LTIP on the date of grant using a Monte Carlo simulation that uses the assumptions noted in the following table.  Expected volatility is based upon the daily historical volatilities of Columbus McKinnon’s stock and our peer group.  The risk free rate was based on zero coupon government bonds at the time of grant.  The expected term represents the period from the grant date to the end of the three year performance period.

	Year Ended	Year Ended
	March 31, 2009	March 31, 2008
Assumptions:
Risk-free interest rate	2.50%	4.75%
Dividend yield	0.0%	0.0%
Volatility factor	0.479	0.481
Expected life	2.87 years	2.86 years

A summary of the performance shares transactions during each of the two fiscal years in the period ended March 31, 2009 is as follows:
	Shares	Weighted-average Grant Date Fair Value
Unvested at March 31, 2007	-	$-
Granted	34,457	19.40
Unvested at March 31, 2008	34,457	$19.40
Granted	20,669	28.07
Forfeited	(10,047)	22.60
Unvested at March 31, 2009	45,079	$22.66

Total unrecognized compensation costs related to the unvested performance share awards as of March 31, 2009 was $547,000 and is expected be recognized over a weighted average period of 1.5 years.

Restricted Stock

Also existing prior to the adoption of the LTIP, the Company maintains a Restricted Stock Plan. The Company charges compensation expense and shareholders’ equity for the market value of shares ratably over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant. As of March 31, 2009, there were 47,000 shares available for future grants under the Restricted Stock Plan.

During fiscal 2008, 1,000 shares of restricted stock were granted at a weighted average fair value grant price of $31.69. No restricted stock was granted in fiscal 2009 or fiscal 2007.  As of March 31, 2009, there are 2,000 shares of restricted stock outstanding with a weighted average fair value grant price of $27.10.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors Stock

During fiscal 2009, 2008 and 2007, a total of 12,436, 7,601 and 9,390 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $20.96, $25.80 and $19.17 for fiscal 2009, 2008 and 2007, respectively. The expense related to the shares for fiscal 2009, 2008 and 2007 was $260,000 $196,000 and $180,000, respectively.

15.	Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

General and Product Liability— Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. Future cash payments related to reserves for nonasbestos claims are not discounted due to their underlying uncertainty. Reserves for certain asbestos related claims are discounted using a risk free interest rate which ranged from 0.57% to 3.61% as of March 31, 2009. The aggregate amount of undiscounted reserves and discount amount was $4,400,000 and $1,197,000, respectively, as of March 31, 2009. Payments over each of the next five years for the portion of asbestos reserves that we discount are expected to be $200,000 and $3,400,000 thereafter. The liability for accrued general and product liability costs is funded by investments in marketable securities (see Notes 2 and 7).

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2009	2008	2007
Accrued general and product liability, beginning of year	$20,771	$21,078	$20,969
Add provision for claims	4,052	2,201	4,343
Deduct payments for claims	(1,581)	(2,508)	(4,234)
Accrued general and product liability, end of year	$23,242	$20,771	$21,078

The per occurrence limits on our self-insurance for general and product liability coverage to Columbus McKinnon were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2009.

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2010.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2027 and March 31, 2039 to range between $5,500,000 and $15,500,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,800,000 which has been reflected as a liability in the consolidated financial statements as of March 31, 2009. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $400,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

16.	Restructuring Charges

The Company analyzes its global capacity requirements in accordance with its ongoing cost savings and consolidation efforts.  As a result, facilities are closed or significantly reorganized and production operations are transferred to other facilities, to better utilize their available capacity.

In response to adverse market conditions in 2009, the Company implemented restructuring activities that resulted in restructuring costs of $1,921,000 for facility rationalization costs and severance.  The total charge for severance was $1,823,000 all of which related to salaried workforce reductions and $98,000 for costs associated with the closure of a production facility. The number of salaried employees terminated was approximately 70.  All of the remaining payments are expected to be made in fiscal 2010.

During fiscal 2008, the Company recorded restructuring costs of $836,000 for facility demolition costs and severance.  The liability as of March 31, 2008 consists primarily of environmental remediation costs which were accrued in accordance with SFAS No 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”).

During fiscal 2007, the Company recorded restructuring costs of $273,000 for severance and the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The completion of the sale of a previously closed facility resulted in the reversal of $410,000 of restructuring charges, including $216,000 of gain on the sale of a non-operating property that had been written down in previous years.  The liability as of March 31, 2007 consisted primarily of environmental remediation costs which were accrued in accordance with SFAS 143.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of the activity related to restructuring reserves:

	Employee	Facility	Total
Reserve at March 31, 2006	$59	$734	$793
Fiscal 2007 restructuring charges	19	254	273
Cash payments	(78)	(195)	(273)
Restructuring charge reversal	-	(410)	(410)
Gain on sale of a non-operating facility	-	216	216
Reserve at March 31, 2007	$-	$599	$599
Fiscal 2008 restructuring charges	105	731	836
Cash payments	(105)	(1,272)	(1,377)
Reserve at March 31, 2008	$-	$58	$58
Fiscal 2009 restructuring charges	1,823	98	1,921
Cash payments	(521)	(156)	(677)
Reserve at March 31, 2009	$1,302	$-	$1,302

17.	Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the difference were as follows:

	Year Ended March 31,
	2009	2008	2007
Expected tax at 35%	$(20,335)	$24,407	$21,259
State income taxes net of federal benefit	309	1,238	910
Foreign taxes (less) greater than statutory provision	(1,136)	(1,095)	132
Permanent items	37,587	315	171
Valuation allowance	-	(1,000)	-
Other	1,576	(1,046)	(375)
Actual tax provision	$18,001	$22,819	$22,097

The provision for income tax expense consisted of the following:

	Year Ended March 31,
	2009	2008	2007
Current income tax expense:
United States Federal	$13,963	$853	$1,228
State taxes	291	1,904	1,401
Foreign	5,447	5,437	5,472
Deferred income tax expense (benefit):
United States	(1,076)	14,304	13,831
Foreign	(624)	321	165
	$18,001	$22,819	$22,097

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies the liability method of accounting for income taxes as required by SFAS Statement No. 109, “Accounting for Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2009	2008
Deferred tax assets:
Federal net operating loss carryforwards	$1,556	$-
State and foreign net operating loss carryforwards	2,829	2,064
Employee benefit plans	18,050	6,729
Asset reserves	1,471	1,324
Insurance reserves	9,245	8,219
Accrued vacation and incentive costs	2,259	3,420
Other	8,681	7,112
Valuation allowance	(1,594)	(1,064)
Gross deferred tax assets	42,497	27,804
Deferred tax liabilities:
Inventory reserves	(1,298)	(2,289)
Property, plant, and equipment	(2,303)	(1,658)
Intangible assets	(5,533)	-
Gross deferred tax liabilities	(9,134)	(3,947)
Net deferred tax assets	$33,363	$23,857

The valuation allowance includes $530,000 and $0 related to pre-acquisition net operating losses and $1,064,000 and $1,064,000 related to state net operating losses in the United States at March 31, 2009 and 2008, respectively. The valuation allowance was established due to uncertainty of the Company's ability to utilize all of the net operating loss carry forwards before they expire. The Company’s valuation allowance related to Pfaff is for net operating losses which have an indefinite life. The state net operating losses have expiration dates ranging from 2013 through 2029.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:
	March 31,
	2009	2008
Net current deferred tax asset	$7,346	$7,958
Net non-current deferred tax asset	32,521	17,570
Net non-current deferred tax liability	(6,504)	(1,671)
Net deferred tax asset	$33,363	$23,857

The net current deferred tax asset and net non-current deferred tax liability are included in prepaid expenses and other non-current liabilities, respectively.

Income (loss) from continuing operations before income tax expense includes foreign subsidiary (loss) income of ($16,119,000), $21,715,000 and $16,888,000 for the years ended March 31, 2009, 2008, and 2007, respectively. Loss from discontinued operations reported in the statements of operations is net of tax (benefit) expense of ($14,442,000), $220,000 and ($1,185,000) for the years ended March 31, 2009, 2008, and 2007, respectively. As of March 31, 2009, the Company had unrecognized deferred tax liabilities related to approximately $25,000,000 of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

There were 24,375 and 70,725 shares of common stock issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options in the years ended March 31, 2009, and 2008, respectively. The tax benefit to the Company from these transactions, which is credited to additional paid-in capital rather than recognized as a reduction of income tax expense, was $274,000 and $482,000 in 2009 and 2008, respectively. This tax benefit has also been recognized in the consolidated balance sheet as an increase in deferred tax assets.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation ("FIN") No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement of Financial Accounting Standards ("SFAS") No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2009	2008
Beginning balance	$2,447	$2,600
Additions for prior year tax positions	12	76
Additions for current year tax positions	1,327	-
Reductions for prior year tax positions	(116)	-
Foreign currency translation	-	(229)
Lapses in statute limitations	(124)	-
Ending balance	$3,546	$2,447

The additions for current year tax positions for fiscal 2009 in the above table were primarily attributable to uncertainties associated with the utilization of certain foreign tax deductions.  The Company had $123,000 and $133,000 accrued for the payment of interest and penalties at March 31, 2009 and 2008, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

Substantially all of the unrecognized tax benefits as of March 31, 2009 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S and various state and local and foreign jurisdictions.  The Internal Revenue Service is currently conducting an examination of the Company’s U.S. income tax returns for 2007 and 2008.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitations prior to March 31, 2010.

18.	Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2009, 2008 and 2007 was $5,695,000, $5,560,000, and $4,224,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2009 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles/Equipment	Total
2010	$1,851	$2,192	$4,043
2011	1,510	1,548	3,058
2012	654	805	1,459
2013	447	153	600
2014	300	24	324

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

As of and for the year ended March 31, 2009:

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2009:
Current assets:
Cash	$24,115	$30	$15,091	$—	$39,236
Trade accounts receivable	46,358	37	33,773	—	80,168
Inventories	33,268	21,113	48,937	(2,697)	100,621
Prepaid expenses	8,480	1,060	7,731	844	18,115
Total current assets	112,221	22,240	105,532	(1,853)	238,140
Net property, plant, and equipment	29,001	11,995	21,106	—	62,102
Goodwill and other intangibles, net	41,016	31,031	53,033	—	125,080
Intercompany balances	59,508	(50,435)	(83,748)	74,675	—
Other non-current assets	79,791	195,589	25,584	(234,622)	66,342
Total assets	$321,537	$210,420	$121,507	$(161,800)	$491,664

Current liabilities	$33,767	$17,162	$39,933	$139	$91,001
Long-term debt, less current portion	124,855	2,597	4,476	—	131,928
Other non-current liabilities	41,224	13,895	31,762	—	86,881
Total liabilities	199,846	33,654	76,171	139	309,810
Shareholders’ equity	121,691	176,766	45,336	(161,939)	181,854
Total liabilities and shareholders’ equity	$321,537	$210,420	$121,507	$(161,800)	$491,664
For the Year Ended March 31, 2009:
Net sales	$288,928	$162,935	$197,200	$(42,355)	$606,708
Cost of products sold	217,628	124,573	132,829	(42,023)	433,007
Gross profit (loss)	71,300	38,362	64,371	(332)	173,701
Selling, general and administrative expenses	46,242	18,612	45,487	—	110,341
Restructuring charges	1,367	554	—	—	1,921
Impairment loss	48,000	26,000	33,000	—	107,000
Amortization of intangibles	117	3	878	—	998
Loss from operations	(24,426)	(6,807)	(14,994)	(332)	(46,559)
Interest and debt expense	10,793	1,497	858	—	13,148
Other (income) and expense, net	(4,833)	(1,230)	4,457	—	(1,606)
Loss from continuing operations before income tax expense (benefit)	(30,386)	(7,074)	(20,309)	(332)	(58,101)
Income tax expense (benefit)	6,730	7,979	3,418	(126)	18,001
Loss from continuous operations	(37,116)	(15,053)	(23,727)	(206)	(76,102)
Loss from discontinued operations	(627)	—	(1,655)	—	(2,282)
Net loss	$(37,743)	$(15,053)	$(25,382)	$(206)	$(78,384)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2009:
Operating activities:
Net cash provided by operating activities from continuing operations	$18,504	$628	$43,895	$—	$63,027
Net cash used by operating activities from discontinued operations	(578)	—	(2,218)	—	(2,796)
Cash provided by operating activities	17,926	628	41,677	—	60,231
Investing activities:
Purchases of marketable securities, net	—	—	(2,605)	—	(2,605)
Capital expenditures	(7,461)	(1,910)	(2,874)	—	(12,245)
Proceeds from sale of PP&E	—	1,593	—	—	1,593
Purchases of businesses, net of cash	—	—	(52,779)	—	(52,779)
Net cash used by investing activities from continuing operations	(7,461)	(317)	(58,258)	—	(66,036)
Net cash provided by investing activities from discontinued operations	531	—	—	—	531
Net cash used by investing activities	(6,930)	(317)	(58,258)	—	(65,505)
Financing activities:
Proceeds from exercise of stock options	421	—	—	—	421
Net repayments under revolving line-of-credit agreements.	—	—	(2,138)	—	(2,138)
Repayment of debt	(4,700)	(191)	(2,096)	—	(6,987)
Other	789	—	—	—	789
Net cash used by financing activities from continuing operations	(3,490)	(191)	(4,234)	—	(7,915)
Net cash (used) provided by financing activities from discontinued operations	(15,191)	—	579	—	(14,612)
Net cash used by financing activities	(18,681)	(191)	(3,655)	—	(22,527)
Effect of exchange rate changes on cash	—	251	(9,208)	—	(8,957)
Net change in cash and cash equivalents	(7,685)	371	(29,444)	—	(36,758)
Cash and cash equivalents at beginning of year.	31,800	(341)	44,535	—	75,994
Cash and cash equivalents at end of year	$24,115	$30	$15,091	$—	$39,236

As of and for the year ended March 31, 2008:

As of March 31, 2008:
Current assets:
Cash	$31,800	$(341)	$44,535	$—	$75,994
Trade accounts receivable	62,992	—	30,841	—	93,833
Inventories	35,375	18,797	32,479	(2,365)	84,286
Prepaid expenses	8,264	1,025	8,031	—	17,320
Current assets of discontinued operations	—	—	17,334	—	17,334
Total current assets	138,431	19,481	133,220	(2,365)	288,767
Net property, plant, and equipment	26,834	11,916	14,670	—	53,420
Goodwill and other intangibles, net	89,008	57,034	41,334	—	187,376
Intercompany balances	50,555	(59,869)	(64,821)	74,135	—
Other non-current assets	79,909	194,783	30,636	(249,857)	55,471
Assets of discontinued operations	—	—	5,001	—	5,001
Total assets	$384,737	$223,345	$160,040	$(178,087)	$590,035

Current liabilities of continuing operations	$42,714	$15,951	$30,288	$(1,119)	$87,834
Current liabilities of discontinued operations	—	—	24,955	—	24,955
Current liabilities	42,714	15,951	55,243	(1,119)	112,789
Long-term debt, less current portion	129,855	2,815	251	—	132,921
Other non-current liabilities	12,312	10,757	25,775	—	48,844
Total liabilities	184,881	29,523	81,269	(1,119)	294,554
Shareholders’ equity	199,856	193,822	78,771	(176,968)	295,481
Total liabilities and shareholders’ equity.	$384,737	$223,345	$160,040	$(178,087)	$590,035

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2008:
Net sales	$302,676	$176,901	$155,609	$(41,400)	$593,786
Cost of products sold	219,366	129,575	100,465	(41,195)	408,211
Gross profit (loss)	83,310	47,326	55,144	(205)	185,575
Selling, general and administrative expenses	49,834	18,043	36,007	—	103,884
Restructuring charges	836	—	—	—	836
Amortization of intangibles	112	3	—	—	115
Income (loss) from operations	32,528	29,280	19,137	(205)	80,740
Interest and debt expense	9,918	3,554	90	—	13,562
Other (income) and expense, net	641	(643)	(2,554)	—	(2,556)
Income (loss) from continuing operations before income tax expense (benefit)	21,969	26,369	21,601	(205)	69,734
Income tax expense (benefit)	6,068	11,080	5,759	(88)	22,819
Income (loss) from continuous operations	15,901	15,289	15,842	(117)	46,915
Income (loss) from discontinued operations	557	—	(10,123)	—	(9,566)
Net income (loss)	$16,458	$15,289	$5,719	$(117)	$37,349

For the Year Ended March 31, 2008:
Operating activities:
Net cash provided (used) by operating activities from continuing operations	$47,514	$(1,483)	$14,741	$1	$60,773
Net cash used by operating activities from discontinued operations	—	—	(1,183)	—	(1,183)
Net cash provided (used) by operating activities	47,514	(1,483)	13,558	1	59,590
Investing activities:
Purchases of marketable securities, net	—	—	(1,562)	—	(1,562)
Capital expenditures	(7,228)	(2,745)	(2,506)	—	(12,479)
Proceeds from sale of businesses and surplus real estate	—	5,504	—	—	5,504
Net cash (used) provided by investing activities from continuing operations	(7,228)	2,759	(4,068)	—	(8,537)
Net cash provided (used) by investing activities from discontinued operations	557	—	(587)	—	(30)
Net cash (used) provided by investing activities	(6,671)	2,759	(4,655)	—	(8,567)
Financing activities:
Proceeds from exercise of stock options	1,416	—	1	(1)	1,416
Net repayment under revolving line-of-credit agreements	—	—	(813)	—	(813)
(Repayment) borrowing of debt	(29,898)	(142)	185	—	(29,855)
Deferred financing costs incurred	(2)	—	—	—	(2)
Other	1,075	—	—	—	1,075
Net cash used by financing activities from continuing operations	(27,409)	(142)	(627)	(1)	(28,179)
Net cash used by financing activities from discontinued operations	—	—	(383)	—	(383)
Net cash used by financing activities	(27,409)	(142)	(1,010)	(1)	(28,562)
Effect of exchange rate changes on cash	—	(313)	5,191	—	4,878
Net change in cash and cash equivalents	13,434	821	13,084	—	27,339
Cash and cash equivalents at beginning of year	18,366	(1,162)	31,451	—	48,655
Cash and cash equivalents at end of year	$31,800	$(341)	$44,535	$—	$75,994

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended March 31, 2007:

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2007:
Net sales	$287,223	$170,633	$139,877	$(47,243)	$550,490
Cost of products sold	210,020	127,691	95,391	(47,448)	385,654
Gross profit	77,203	42,942	44,486	205	164,836
Selling, general and administrative expenses	42,503	17,490	30,038	—	90,031
Restructuring charges	(137)	—	—	—	(137)
Amortization of intangibles	109	3	71	—	183
Income from operations	34,728	25,449	14,377	205	74,759
Interest and debt expense	12,154	3,948	(221)	—	15,881
Other (income) and expense, net	4,860	(913)	(5,810)	—	(1,863)
Income from continuing operations before income tax expense (benefit)	17,714	22,414	20,408	205	60,741
Income tax expense (benefit)	7,506	8,916	5,755	(80)	22,097
Income from continuous operations	10,208	13,498	14,653	285	38,644
Income (loss) from discontinued operations	704	—	(5,263)	—	(4,559)
Net income	$10,912	$13,498	$9,390	$285	$34,085

For the Year Ended March 31, 2007:
Operating activities:
Net cash provided by operating activities from continuing operations	$41,024	$925	$5,303	$5,213	$52,465
Net cash used by operating activities from discontinued operations	—	—	(6,970)	—	(6,970)
Net cash provided (used) by operating activities	41,024	925	(1,667)	5,213	45,495
Investing activities:
Sales of marketable securities, net	—	—	1,167	—	1,167
Capital expenditures	(6,319)	(1,099)	(3,122)	—	(10,540)
Proceeds from sale of businesses and surplus real estate	1,906	2,970	—	—	4,876
Net cash (used) provided by investing activities from continuing operations	(4,413)	1,871	(1,955)	—	(4,497)
Net cash provided by investing activities from discontinued operations	704	—	398	—	1,102
Net cash (used) provided by investing activities	(3,709)	1,871	(1,557)	—	(3,395)
Financing activities:
Proceeds from exercise of stock options	2,601	(15)	13,489	(13,474)	2,601
Net borrowings under revolving line-of-credit agreements	—	—	79	—	79
(Repayment) borrowing of debt	(49,522)	—	271	—	(49,251)
Deferred financing costs incurred	(449)	—	—	—	(449)
Dividends paid	—	(2,324)	(5,937)	8,261	—
Other	890	—	—	—	890
Net cash (used) provided by financing activities from continuing operations	(46,480)	(2,339)	7,902	(5,213)	(46,130)
Net cash provided by financing activities from discontinued operations	—	—	6,253	—	6,253
Net cash (used) provided by financing activities	(46,480)	(2,339)	14,155	(5,213)	(39,877)
Effect of exchange rate changes on cash	-	(158)	992	—	834
Net change in cash and cash equivalents	(9,165)	299	11,923	—	3,057
Cash and cash equivalents at beginning of year.	27,531	(1,461)	19,528	—	45,598
Cash and cash equivalents at end of year	$18,366	$(1,162)	$31,451	$—	$48,655

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements. Historically the Company had two operating and reportable segments, Products and Solutions. The Solutions segment engaged primarily in the design, fabrication and installation of integrated material handling conveyor systems and service and in the design and manufacture of tire shredders, lift tables and light-rail systems. In fiscal 2009, the Company re-evaluated its operating and reportable segments in connection with the discontinuation of its integrated material handling conveyor systems and service business. With this divestiture, and in consideration of the quantitative contribution of the remaining portions of the Solutions segment to the Company as a whole and our products-orientated strategic growth initiatives, the Company determined that it now has only one operating and reportable segment for both internal and external reporting purposes. Prior period financial information included herein has been restated to reflect the financial position and results of operations as one segment. As part of the organizational restructuring announced in response to adverse market conditions, we have reevaluated our reportable segments and we continue to believe that we have only one reportable operating segment.

Financial information relating to the Company’s operations by geographic area is as follows:
	Year Ended March 31,
	2009	2008	2007
Net sales:
United States	$420,498	$447,977	$424,696
Europe	141,595	106,503	82,550
Canada	15,052	18,672	26,757
Other Other	29,563	20,634	16,487
Total	$606,708	$593,786	$550,490

	Year Ended March 31,
	2009	2008	2007
Total assets:
United States	$321,656	$399,462	$394,923
Europe	134,027	139,360	112,487
Canada	8,422	15,464	15,222
Other	27,559	13,414	11,781
Assets of continuing operations	491,664	567,700	534,413
Assets of discontinued operations	-	22,335	31,225
Total	$491,664	$590,035	$565,638

	Year Ended March 31,
	2009	2008	2007
Long-lived assets:
United States	$113,043	$184,792	$182,160
Europe	66,760	52,564	49,089
Other	7,379	3,440	3,530
Total	$187,182	$240,796	$234,779

Sales by major product group are as follows:
	Year Ended March 31,
	2009	2008	2007
Hoists	$331,822	$321,778	$284,494
Chain and forged attachments	132,492	142,966	134,850
Industrial cranes	59,868	63,327	67,003
Other	82,526	65,715	64,143
Total	$606,708	$593,786	$550,490

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Selected Quarterly Financial Data (Unaudited)

The Company’s quarterly reporting periods, with the exception of the fourth quarter, end on the Sunday closest to the end of the calendar quarter. The interim fiscal periods presented below are consistently determined from year to year.

Below is selected quarterly financial data for fiscal 2009 and 2008:

	Three Months Ended
	June 29, 2008	September 28, 2008	December 28, 2008	March 31, 2009
Net sales	$151,164	$154,680	$165,076	$135,788
Gross profit	48,525	45,572	44,791	34,813
Income (loss) from operations	20,395	18,778	14,889	(100,621)
Net income (loss)	$9,670	$10,637	$3,813	$(102,504)

Net income (loss) per share – basic	$0.51	$0.56	$0.20	$(5.43)
Net income (loss) per share – diluted	$0.50	$0.55	$0.20	$(5.43)

Results include a $2,096,000 loss from discontinued operations, net of tax, in the quarter ended June 29, 2008, a pre-tax $3,628,000 other-than-temporary impairment of marketable securities in the quarter ended December 28, 2008, and a goodwill impairment charge of $107,000,000 and a pre-tax gain of $3,330,000 from litigation in the quarter ended March 31, 2009.  None of the charges related to goodwill was deductible for tax purposes.

	Three Months Ended
	July 1, 2007	September 30, 2007	December 30, 2007	March 31, 2008
Net sales	$141,450	$144,977	$146,176	$161,183
Gross profit	43,332	45,296	45,478	51,469
Income from operations	19,475	19,684	19,397	22,184
Net income	$9,520	$9,453	$9,994	$8,382

Net income per share – basic	$0.51	$0.51	$0.53	$0.45
Net income per share – diluted	$0.50	$0.49	$0.52	$0.44

Results include a pre-tax loss on early extinguishment of debt of $1,443,000 for the quarter ended September 30, 2007 and an $8,062,000 loss from discontinued operations, net of tax, in the quarter ended March 31, 2008.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31,
	2009	2008
Net unrealized investment (loss) gain – net of tax	$(317)	$(740)
Adjustment to pension liability– net of tax	(34,336)	(14,514)
Adjustment to other postretirement obligations – net of tax	(2,241)	(3,248)
Adjustment to split-dollar life insurance arrangements	(638)	-
Foreign currency translation adjustment	(713)	15,761
Accumulated other comprehensive loss	$(38,245)	$(2,741)

The deferred taxes associated with the items included in accumulated other comprehensive loss were $24,154,000 and $11,817,000 for 2009 and 2008, respectively.  As a result of the recording of a deferred tax asset valuation allowance in fiscal 2005, the Company recorded as an offsetting entry a $534,000 charge in the minimum pension liability component of other comprehensive income.  With the reversal of that valuation allowance in fiscal 2006 the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statements of operations.  This is in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” even though the valuation allowance was initially established by a charge against comprehensive income.  This amount will remain indefinitely as a component of minimum pension liability adjustment.

The activity by year related to investments, including reclassification adjustments for activity included in earnings is as follows (all items shown net of tax):

	Year Ended March 31,
	2009	2008	2007
Net unrealized investment (loss) gain at beginning of year	$(740)	$22	$1,891
Unrealized holdings (loss) gain arising during the period	(3,584)	(674)	2,491
Reclassification adjustments for loss (gain) included in earnings	4,007	(88)	(4,360)
Net change in unrealized gain (loss) on investments	423	(762)	(1,869)
Net unrealized investment (loss) gain at end of year	$(317)	$(740)	$22

23.	Effects of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of SFAS 157.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The Company adopted all of the aforementioned provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date requirement resulted in an $887,000 reduction to retained earnings in fiscal 2009.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion 12, “Omnibus Opinion—1967.” The provisions of EITF 06-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The adoption of EITF 06-10 resulted in a $1,248,000 reduction to retained earnings in fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We did not elect to implement the fair value option allowed under this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company believes that the adoption of SFAS 141(R) will not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company believes that the adoption of SFAS 160 will not have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 161 requires a company with derivative instruments to disclose information that should enable financial statement users to understand how and why the company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS 133. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. We will comply with the disclosure provisions of this statement after its effective date.

In December 2008, the FASB issued FASB Staff Position, or FSP, No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“SFAS 161”).  This FSP amends SFAS 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this FSP after its effective date.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Subsequent Event

On May 19, 2009 the Company announced that its Board of Directors had adopted a Shareholder Rights Plan, pursuant to which  a dividend distribution was declared of one preferred share purchase right on each outstanding common share of the Company.  Subject to limited exceptions, the rights will be exercisable if a person or group acquires 20% or more of the Company’s common shares or announces a tender offer for 20% or more of the common shares.  Under certain circumstances, each right will entitle shareholders to buy one one-thousandth of a share of the newly created series A junior participating preferred shares of the Company at an exercise price of $80.00.  Additional details regarding the Shareholder Rights Plan may be found in the Current Report on Form 8-K filed previously by Columbus McKinnon with the Securities and Exchange Commission.

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2009, 2008 and 2007
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended March 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,583	$2,447	$370	(5)	$1,062	(1)	$5,338
Slow-moving and obsolete inventory	8,735	535	644	(5)	1,290	(2)	8,624
Deferred tax asset valuation allowance	1,064	—	530	(5)	—		1,594
Total	$13,382	$2,982	$1,544		$2,352		$15,556
Reserves on balance sheet:
Accrued general and product liability costs	$20,771	$4,052	$—		$1,581		$23,242

Year ended March 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,515	$921	$—		$853	(1)	$3,583
Slow-moving and obsolete inventory	8,843	1,549	—		1,657	(2)	8,735
Deferred tax asset valuation allowance	2,064	—	—		1,000		1,064
Total	$14,422	$2,470	$—		$3,510		$13,382
Reserves on balance sheet:
Accrued general and product liability costs	$21,078	$2,201	$—		$2,508	(3)	$20,771

Year ended March 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,417	$1,246	$—		$1,148	(1)	$3,515
Slow-moving and obsolete inventory	7,635	2,754	(240	) (4)	1,306	(2)	8,843
Deferred tax asset valuation allowance	2,064	—	—		—		2,064
Total	$13,116	$4,000	$(240)		$2,454		$14,422
Reserves on balance sheet:
Accrued general and product liability costs	$20,969	$4,343	$—		$4,234	(3)	$21,078

________
(1)       Uncollectible accounts written off, net of recoveries
(2)       Obsolete inventory disposals
(3)       Insurance claims and expenses paid
(4)	Reserves at date of disposal of subsidiary
(5)	Reserves at date of acquisition of subsidiary

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009.  There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

The Company completed an acquisition during fiscal 2009 that was excluded from the Company’s Management’s Annual Report on Internal Control Over Financial Reporting as of March 31, 2009. On October 1, 2008, the Company acquired the Kissing, Germany based Pfaff Beteiligungs GmbH and subsidiaries (“Pfaff-silberblau” or “Pfaff”), whose results are included in the Company’s consolidated financial statements and constituted $63.2 million and $35.8 million of total and net assets, respectively, as of March 31, 2009 and $43.5 million and $13.9 million of net sales and net loss, respectively, for the year then ended.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Columbus McKinnon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pfaff Beteiligungs GmbH and subsidiaries, which is included in the March 31, 2009 consolidated financial statements of Columbus McKinnon Corporation and constituted $63,199,000 and $35,819,000 of total and net assets, respectively, as of March 31, 2009 and $43,489,000 and $(13,942,000) of net sales and net loss, respectively, for the year then ended.  Our audit of internal control over financial reporting of Columbus McKinnon Corporation also did not include an evaluation of the internal control over financial reporting of Pfaff Beteiligungs GmbH and subsidiaries.

In our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009 of Columbus McKinnon Corporation and our report dated June 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
June 5, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2009 and upon the filing of such Proxy Statement, is incorporated by reference herein.

The charters of our Audit Committee, Compensation and Succession Committee, and Governance and Nomination Committee are available on our website at www.cmworks.com and are available to any shareholder upon request to the Corporate Secretary. The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

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

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2009 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2009 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2009 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2009 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	F-42

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

3.2	Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3. to the Company’s Current Report on Form 8-K dated May 17, 1999).

3.3
Certificate of Amendment to the Certificate of Incorporation of Columbus McKinnon Corporation, dated as of May 18, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 18, 2009).

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

4.3
Rights Agreement, dated as of May 18, 2009, between Columbus McKinnon Corporation and American Stock Transfer & Trust Company, LLC, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 18, 2009).

#10.1
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

#10.15
Amendment No. 13 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated December 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008).

#10.16
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

#10.18
Amendment and Restatement of Columbus McKinnon Corporation 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.19
Second Amendment to the Columbus McKinnon Corporation 1995 Incentive Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

#10.20
Columbus McKinnon Corporation Restricted Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.21
Second Amendment to the Columbus McKinnon Corporation Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

#10.22
Amendment and Restatement of Columbus McKinnon Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.23
Columbus McKinnon Corporation Thrift [401(k)] Plan 1989 Restatement Effective January 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

#10.24
Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.25
Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated June 1, 2000 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

#10.26
Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated  March 26, 2002 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

#10.27
Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 10, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

#10.28
Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

#10.29
Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 22, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

#10.30
Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated April 14, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.31
Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 19, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

#10.32
Amendment No. 9 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 16, 2004 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.33
Amendment No. 10 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated July 12, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004).

#10.34
Amendment No. 11 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 31, 2005 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

#10.35
Amendment No. 12 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 27, 2005 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

#10.36
Amendment No. 13 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 21, 2006 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended March, 31, 2007).

#10.37
Amendment No. 14 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 21, 2007 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

#10.38
Amendment No. 15 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated January 29, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008).

#10.39
Columbus McKinnon Corporation Thrift 401(k) Plan Trust Agreement Restatement Effective August 9, 1994 (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.40
Columbus McKinnon Corporation Monthly Retirement Benefit Plan Restatement Effective April 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

#10.41
Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.42
Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.43
Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

#10.44
Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

#10.45
Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated February 28, 2004 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.46
Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 17, 2005 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

#10.47
Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

#10.48
Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).

#10.49
Amendment No. 9 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated April 21, 2008 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

#10.50
Amendment No. 10 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 19, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008).

#10.51
Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement Effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.52	Employment agreement with Wolfgang Wegener dated December 31, 1996 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended March, 31, 2007).

10.53
Intercreditor Agreement dated as of July 22, 2003 among Columbus McKinnon Corporation, the subsidiary guarantors as listed thereon, Fleet Capital Corporation, as Credit Agent, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

10.54
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

#10.55
Columbus McKinnon Corporation 2006 Long Term Incentive Plan (incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

#10.56
Amendment No. 1 to the Columbus McKinnon Corporation 2006 Long Term Incentive Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008).

#10.57
Columbus McKinnon Corporation Executive Management Variable Compensation Plan (incorporated by reference to Appendix B to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

10.58
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

10.59
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

10.61
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

10.62
Third Amended and Restated Credit and Security Agreement, dated as of March 16, 2006 among Columbus McKinnon Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent and Issuing Lender, and Other Lenders Party Hereto, and Bank of America Securities LLC, as Arranger (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007).

10.63
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

*#10.64
Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Karen L. Howard, Joseph J. Owen, Richard A. Steinberg, Timothy R. Harvey, Gene Buer, and Chuck Giesige.

*#10.65
Form of Omnibus Code Section 409A Compliance Policy as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Karen L. Howard, Joseph J. Owen, Richard A. Steinberg, Timothy R. Harvey, Gene Buer, and Chuck Giesige.

*10.66
Second amendment, dated as of May 19, 2009 to that certain Third Amended and Restated Credit Agreement, dated as of March 16, 2006 among Columbus McKinnon Corporation, the Guarantors named therein, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date:  June 5, 2009

COLUMBUS McKINNON CORPORATION

By:	/s/ Timothy T. Tevens
Timothy T. Tevens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Tevens	President, Chief Executive Officer and Director	June 5, 2009
Timothy T. Tevens	(Principal Executive Officer)

June 5, 2009
/s/ Karen L. Howard	Vice President – Finance and Chief Financial Officer
Karen L. Howard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ernest R. Verebelyi	Chairman of the Board of Directors	June 5, 2009
Ernest R. Verebelyi

/s/ Richard H. Fleming	Director	June 5, 2009
Richard H. Fleming

/s/ Nicholas T. Pinchuk	Director	June 5, 2009
Nicholas T. Pinchuk

/s/ Wallace W. Creek	Director	June 5, 2009
Wallace W. Creek

/s/ Linda A. Goodspeed	Director	June 5, 2009
Linda A. Goodspeed

/s/ Stephen Rabinowitz	Director	June 5, 2009
Stephen Rabinowitz

/s/ Christian B. Ragot	Director	June 5, 2009
Christian B. Ragot

/s/ Liam Mccarthy	Director	June 5, 2009
Liam McCarthy