Form 10-Q
period 2009-08-05
YALE INDUSTRIAL PRODUCTS INC; AUDUBON EUROPE S A R L; CRANE EQUIPMENT & SERVICE INC; COLUMBUS MCKINNON CORP
filed 2009-08-05
CIK 1062624, 1263401, 1263400, 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2009
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  : [X] Yes   [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [X] No

The number of shares of common stock outstanding as of July 31, 2009 was:  19,079,305 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
June 30, 2009

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$44,198	$39,236
Trade accounts receivable	73,309	80,168
Inventories	94,943	100,621
Prepaid expenses	21,076	18,115
Total current assets	233,526	238,140
Property, plant, and equipment, net	61,913	62,102
Goodwill and other intangibles, net	127,800	125,080
Marketable securities	30,589	28,828
Deferred taxes on income	31,695	32,521
Other assets	5,583	4,993
Total assets	$491,106	$491,664

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	$6,327	$4,787
Trade accounts payable	25,171	33,298
Accrued liabilities	43,589	50,443
Restructuring reserve	3,995	1,302
Current portion of long-term debt	1,182	1,171
Total current liabilities	80,264	91,001
Senior debt, less current portion	7,086	7,073
Subordinated debt	124,855	124,855
Other non-current liabilities	92,013	86,881
Total liabilities	304,218	309,810
Shareholders' equity:
Common stock	190	190
Additional paid-in capital	180,979	180,327
Retained earnings	39,493	41,891
ESOP debt guarantee	(2,193)	(2,309)
Accumulated other comprehensive loss	(31,581)	(38,245)
Total shareholders' equity	186,888	181,854
Total liabilities and shareholders' equity	$491,106	$491,664

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended
	June 30,	June 29,
	2009	2008
	(In thousands, except per share data)

Net sales	$119,008	$151,164
Cost of products sold	89,578	102,639
Gross profit	29,430	48,525

Selling expenses	16,477	18,202
General and administrative expenses	8,461	9,901
Restructuring charges	5,838	-
Amortization of intangibles	440	27
	31,216	28,130

(Loss) income from operations	(1,786)	20,395
Interest and debt expense	3,337	3,193
Investment income	(319)	(291)
Foreign currency exchange (gain) loss	(408)	50
Other (income) and expense, net	(41)	(822)
(Loss) income from continuing operations before income tax (benefit) expense	(4,355)	18,265
Income tax (benefit) expense	(1,824)	6,499
(Loss) income from continuing operations	(2,531)	11,766
Income (loss) from discontinued operations - net of tax	133	(2,096)
Net (loss) income	(2,398)	9,670
Retained earnings - beginning of period	41,891	122,400
Change in accounting principle (note 18)	-	(774)
Retained earnings - end of period	$39,493	$131,296

Average basic shares outstanding	18,915	18,819
Average diluted shares outstanding	18,915	19,221

Basic income per share:
(Loss) income from continuing operations	$(0.14)	$0.62
Income (loss) from discontinued operations	0.01	(0.11)
Net (loss) income	$(0.13)	$0.51

Diluted income per share:
(Loss) income from continuing operations	$(0.14)	$0.61
Income (loss) from discontinued operations	0.01	(0.11)
Net (loss) income	$(0.13)	$0.50

See accompanying notes to condensed consolidated financial statements.

 COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	June 30,	June 29,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(2,398)	$9,670
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations	(133)	2,096
Depreciation and amortization	3,059	2,172
Deferred income taxes	(1,534)	1,180
Gain on sale of real estate/investments	(49)	(48)
Stock-based compensation	501	408
Amortization/write-off of deferred financing costs	148	133
Changes in operating assets and liabilities net of effects of business acquisitions and divestitures:
Trade accounts receivable	7,163	247
Inventories	6,434	(4,613)
Prepaid expenses	(556)	(1,236)
Other assets	(584)	1,244
Trade accounts payable	(8,069)	(551)
Accrued and non-current liabilities	889	1,347
Net cash provided by operating activities from continuing operations	4,871	12,049
Net cash used by operating activities from discontinued operations	-	(2,218)
Net cash provided by operating activities	4,871	9,831

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	135	170
Purchases of marketable securities	(1,122)	(667)
Capital expenditures	(1,250)	(2,118)
Net cash used by investing activities from continuing operations	(2,237)	(2,615)
Net cash provided by investing activities from discontinued operations	133	139
Net cash used by investing activities	(2,104)	(2,476)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	176	221
Net borrowings (payments) under revolving line-of-credit agreements	1,552	(8)
Repayment of debt	-	(74)
Other	(72)	317
Net cash provided by financing activities from continuing operations	1,656	456
Net cash provided by financing activities from discontinued operations	-	579
Net cash provided by financing activities	1,656	1,035
Effect of exchange rate changes on cash	539	450
Net change in cash and cash equivalents	4,962	8,840
Cash and cash equivalents at beginning of period	39,236	75,994
Cash and cash equivalents at end of period	$44,198	$84,834

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 30,	June 29,
	2009	2008
	(In thousands)

Net (loss) income	$(2,398)	$9,670
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,889	947
Unrealized loss on investments:
Unrealized holding gain (loss) arising during the period, net of deferred taxes (benefit) of $417 and ($110)	774	(206)
Reclassification adjustment for loss included in net income, net of deferred taxes of $0 and $1	1	2
	775	(204)
Total other comprehensive income	6,664	743
Comprehensive income	$4,266	$10,413

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except share data)
June 30, 2009

1. Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at June 30, 2009 and the results of its operations and its cash flows for the three month periods ended June 30, 2009 and June 29, 2008, have been included. Results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2009.

The Company is a leading designer, marketer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, rigging tools including chain and forged attachments, and actuators. The Company’s material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users.

2. Acquisitions

On October 1, 2008, the Company acquired Pfaff Beteiligungs GmbH (“Pfaff-silberblau” or “Pfaff”), a Kissing, Germany based company with a leading European position in lifting, material handling and actuator products. Pfaff had revenue of approximately $90,000 USD in calendar 2007. This strategic acquisition continues the execution of the Company’s strategic plan to grow its revenue in complimentary product lines and also broaden that revenue in international markets. Pfaff-silberblau complements the Company’s existing material handling business in Europe and the U.S. and creates a more global actuator business when combined with the U.S. based Duff Norton actuator company. The Company is creating value from this acquisition through integrating the Pfaff business with the Columbus McKinnon European and U.S. based material handling businesses and Duff Norton. Value is being created by cross selling products among these groups as well as reducing costs through business integration and procurement activities. The results of Pfaff-silberblau are included in the Company’s consolidated financial statements from the date of acquisition.

This transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The aggregate purchase consideration for the acquisition of Pfaff-silberblau was $52,779 in cash and acquisition costs. The acquisition was funded with existing cash. The purchase price was allocated to the assets acquired and liabilities assumed based upon a valuation of respective fair values. The identifiable intangible assets consisted of trademarks with a value of $6,101 (18 year estimated useful life), customer relationships with a value of $15,092 (11 year estimated useful life), and technology with a value of $806 (14 year estimated useful life). The excess consideration over fair value was recorded as goodwill and approximated $27,769, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:

Working capital	$13,340
Property, plant and equipment	8,321
Other long term liabilities, net	(18,650)
Identifiable intangible assets	21,999
Goodwill	27,769
Total	$52,779

3. Discontinued  Operations

As part of its continuing evaluation of its businesses, the Company determined that its integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with its long-term growth and operational objectives. On July 25, 2008, the Company completed the sale of Univeyor A/S, which business represented the majority of the Company’s former “Solutions” segment. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the results of operations of Univeyor A/S have been classified as discontinued operations in the condensed statements of operations and statements of cash flows presented herein. In connection with the sale of Univeyor A/S on July 25, 2008, the Company used cash on hand to repay $15,191 in amounts outstanding on Univeyor’s lines of credit and fixed term bank debt.

Income from discontinued operations presented herein also includes payments received on a note receivable related to our fiscal 2002 disposal of Automatic Systems, Inc. Due to the uncertainty surrounding the financial viability of the debtor, the note has been recorded at the estimated net realizable value of $0.

Summarized statements of operations for discontinued operations follows:

	Three Months Ended
	June 30,	June 29,
	2009	2008
Net sales	$-	$8,982
Gain (loss) from operations before income tax	214	(1,441)
Income tax expense	81	75
Gain (loss) from operations, net of tax	133	(1,516)
Loss on sale of discontinued operations	-	(14,627)
Gain (loss) from discontinued operations	133	(16,143)
Tax benefit from sale	-	14,047
Gain (loss) from discontinued operations, net of tax	$133	$(2,096)

4. Fair Value Measurements

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

Relative to SFAS No. 157, the FASB issued FASB Staff Position (FSP) 157-2. FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Accordingly, we apply the provisions of SFAS 157 in determining the fair value of our nonfinancial assets and nonfinancial liabilities on a nonrecurring basis effective April 1, 2009.

SFAS 157 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  As of June 30, 2009, the Company’s assets and liabilities measured at fair value on recurring bases were as follows:

		Fair value measurements at reporting date using
Description	At June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$30,589	$30,589	$-	$-
Derivative liabilities	(1,889)	-	(1,889)	-

Assets that are measured on a nonrecurring basis include our reporting units that we use to test goodwill for impairment on an annual or interim basis under the provisions of SFAS 142, as well as property, plant and equipment in circumstances when we determine that those assets are impaired under the provisions of SFAS 144.  No non-recurring fair value measurements were made during the three months ended June 30, 2009.

5. Inventories

Inventories consisted of the following:
	June 30,	March 31,
	2009	2009
At cost - FIFO basis:
Raw materials	$46,011	$49,697
Work-in-process	10,616	12,497
Finished goods	59,117	59,896
	115,744	122,090
LIFO cost less than FIFO cost	(20,801)	(21,469)
Net inventories	$94,943	$100,621

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, estimated interim results are subject to change in the final year-end LIFO inventory valuation.

6. Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the consolidated statements of operations and retained earnings within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations and retained earnings.

The marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company reviews its marketable securities for declines in market value that may be considered other than temporary. The Company generally considers market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other than temporary impairments for the three months ended June 30, 2009 or June 29, 2008.

The following is a summary of available-for-sale securities at June 30, 2009:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$29,885	$943	$239	$30,589

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at June 30, 2009 are as follows:
	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$1,592	$16
Securities in a continuous loss position for more than 12 months	13,234	223
	$14,826	$239

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors when determining whether or not the unrealized losses at June 30, 2009 were temporary in nature.  The primary cause for certain portions of our equity securities trading below cost at June 30, 2009 is due to the general volatility in the underlying equity markets and the continued weakness in the global economy. We believe the underlying investments in the mutual funds and exchange-traded funds that we hold in our portfolio are sound and we expect that our equity securities which are currently trading below cost will recover to or above cost within a reasonable period of time.  Because of these and other factors, the Company believes that the unrealized losses at June 30, 2009 are temporary.

Net realized gains related to sales of marketable securities (excluding other-than-temporary impairments) were $1 and $2 in the three-months ended June 30, 2009 and June 29, 2008, respectively.

The following is a summary of available-for-sale securities at March 31, 2009:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$29,315	$394	$881	$28,828

7. Goodwill and Intangible Assets

Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under SFAS 142 are at the component level, or one level below the reporting segment level as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at June 30, 2009 and March 31, 2009.

Under SFAS 142, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. As part of the impairment analysis, the Company determines the fair value of each of its reporting units with goodwill using the income approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based upon the Company’s historical experience, current market trends and future expectations.  During fiscal 2009, the generally weak economic conditions resulted in a rapid decline in business, a reduction in forecast cash flows, and an increase in capital costs as a result of tightening credit markets.  Based on this evaluation, the Company determined that the fair value of its rest of products reporting unit was less than its carrying value in the fourth quarter of fiscal 2009. Following this assessment, SFAS 142 required the Company to perform a second step in order to determine the implied fair value of goodwill in this reporting unit and to compare it to its carrying value. The activities in the second step included hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit using market participant assumptions, as if the reporting unit had been acquired in a business combination.

As a result of this assessment, the Company recorded a goodwill impairment charge of $107,000 in the fourth quarter of fiscal 2009. None of the charges related to goodwill were deductible for tax purposes. No impairment charges related to goodwill or intangible assets were recorded during the first quarter of fiscal 2010.  However, future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the first quarter of fiscal 2010 is as follows:
Balance at April 1, 2009	$104,744
Currency translation	1,970
Balance at June 30, 2009	$106,714

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

Intangible assets are summarized as follows:
	June 30, 2009			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,082	$250	$5,832	$5,743	$157	$5,586
Customer relationships	15,047	1,036	14,011	14,208	652	13,556
Other	1,431	188	1,243	1,342	148	1,194
Total	$22,560	$1,474	$21,086	$21,293	$957	$20,336

Based on the current amount of intangible assets, the estimated amortization expense for each of the fiscal years 2010 through 2014 is expected to be approximately $1,800.

8. Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss, or AOCL, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives not classified as cash flow hedges, all changes in market value are recorded to earnings.

The Company has forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $25,070, and all contracts mature by September 30, 2013.

In relation to certain of the derivative transactions discussed above, the Company issued a guarantee to a third party lender which secures any obligations of one of the Company’s wholly-owned foreign subsidiaries under the subsidiary’s agreement with the third party lender, regarding those derivative transactions.  The fair value of the derivative liability of the foreign subsidiary at June 30, 2009 relating to this guarantee was $1,761.

The Company is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

The following is the pretax effect of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2009:

Derivatives Not Designated as Hedging Instruments under SFAF No. 133	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
Foreign exchange contracts	Foreign currency exchange (gain) loss	$ 882

As of June 30, 2009, the Company had no derivatives designated as cash flow hedges, net investments or fair value hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

The following is information relative to our derivative instruments in the condensed consolidated balance sheet as of June 30, 2009:

Derivatives Not Designated as Hedging Instruments under SFAF No. 133	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued Liabilities	$ 1,889

9. Debt

The Company’s Revolving Credit Facility, which expires February 22, 2011, provides availability up to a maximum of $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000, subject to lender approval. The unused Revolving Credit Facility totaled $66,087, net of outstanding borrowings of $0 and outstanding letters of credit of $8,913, as of June 30, 2009.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our leverage ratio amounting to 87.5 or 0 basis points, respectively, at June 30, 2009.  The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of June 30, 2009. The Company amended its Revolving Credit Facility on May 19, 2009. The credit facility was amended to increase the amount of restructuring charges to be excluded from the fixed charge coverage ratio covenant calculation as a result of the amendment.

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s Senior Subordinated Notes, which have a carrying value of $124,855 at June 30, 2009, have an approximate fair value of $124,243, based on quoted market prices.

The Company’s Notes payable to banks consist primarily of secured and unsecured international lines of credit.  The Company’s Senior debt consists primarily of any borrowings under the Company’s Revolving Credit Facility as well as capital lease obligations.

Refer to our consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2009 for further information on our debt arrangements.

10. Restructuring Charges

In the first quarter of fiscal 2010, the Company implemented a business reorganization plan. As part of that plan, the Company consolidated its North American sales force and offered certain of its employees an incentive to voluntarily retire early. The early retirement program consists of two benefits: a paid leave of absence and an enhanced pension benefit. Charges for the paid leave of absence of $3,392 were recorded as restructuring reserves in the first quarter of fiscal 2010. The payments are being made to the employees in installments on their regular pay date. Charges for the enhanced pension benefit of $2,012 were recorded in long-term pension liabilities in the first quarter of fiscal 2010. Long-term pension liabilities are included in other non-current liabilities on the consolidated balance sheets. Involuntary terminations resulted in severance costs of $434 which related to salaried workforce reductions.

In addition, the Company is continuing with the execution of its rationalization of North American hoist and rigging operations.  The process includes the closure of two manufacturing facilities and the significant downsizing of a third facility. The Company is currently engaged with the labor unions at each facility in bargaining unit negotiations. The closures will result in a reduction of 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $9 - $11 million with 80% of the total $8 - $10 million of charges expected in fiscal 2010. These costs will be recorded beginning in the second quarter of fiscal 2010 and continue into fiscal 2011.

The liability as of June 30, 2009 was $3,995, consisting of accrued severance costs.  The majority of the severance costs will be paid during fiscal 2010.

The following table provides a reconciliation of the fiscal 2010 activity related to restructuring reserves:

Reserve at April 1, 2009	$1,302
Restructuring charges	5,838
Cash payments	(1,133)
Reclassification of long-term pension liability	(2,012)
Reserve at June 30, 2009	$3,995

11. Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans:
	Three Months Ended
	June 30, 2009	June 29, 2008
Service costs	$983	$1,106
Interest cost	2,431	2,206
Expected return on plan assets	(1,717)	(2,299)
Net amortization	1,169	294
Net periodic pension cost	$2,866	$1,307

The increase in net periodic pension cost for the three months ended June 30, 2009 compared to the three months ended June 29, 2008 is primarily the result of an increase in the amortization of unrecognized losses due to the difference between the actual return on investments compared to the expected return from depressed asset values during fiscal 2009.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans:
	Three Months Ended
	June 30, 2009	June 29, 2008
Service costs	$-	$1
Interest cost	144	167
Amortization of plan net losses	73	115
Net periodic postretirement cost	$217	$283

We currently plan to contribute approximately $18,300 to our pension plans in fiscal 2010.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to Note 12 in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

12. Income Taxes

Income tax (benefit) expense as a percentage of (loss) income from continuing operations before income tax (benefit) expense was 41.9% and 35.6% in the fiscal 2010 and 2009 quarters, respectively. The percentages vary from the U.S. statutory rate due to varying effective tax rates at the Company’s foreign subsidiaries, and the jurisdictional mix of taxable income forecasted for these subsidiaries. We estimate that our effective tax rate related to continuing operations will be approximately 41%-42% for fiscal 2010 based on the forecasted jurisdictional mix of taxable income.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended
	June 30, 2009	June 29, 2008
Numerator for basic and diluted earnings per share:
Net (loss) income	$(2,389)	$9,670

Denominators:
Weighted-average common stock outstanding -denominator for basic EPS	18,915	18,819

Effect of dilutive employee stock options and awards	-	402

Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	18,915	19,221

During the first three-months of fiscal 2010, a total of 32,375 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans. Options, RSUs, and performance shares with respect to approximately 853,000 and 165,000 shares were not included in the computation of diluted earnings per share for the three-months ended June 30, 2009 and June 29, 2008, respectively, because they were anti-dilutive.

14. Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about operating segments in financial statements. Historically, the Company had two operating and reportable segments, Products and Solutions. The Solutions segment engaged primarily in the design, fabrication and installation of integrated material handling conveyor systems and service and in the design and manufacture of tire shredders, lift tables and light-rail systems. In fiscal 2009, the Company re-evaluated its operating and reportable segments in connection with the discontinuation of its integrated material handling conveyor systems and service business. With this divestiture, and in consideration of the quantitative contribution of the remaining portions of the Solutions segment to the Company as a whole and our products-orientated strategic growth initiatives, the Company determined that it now has only one operating and reportable segment for both internal and external reporting purposes. As part of the organizational restructuring announced in response to adverse market conditions, we have reevaluated our reportable segments and we continue to believe that we have only one reportable and operating segment.

15. Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.
	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of June 30, 2009
Current assets:
Cash and cash equivalents	$28,001	$22	$16,175	$—	$44,198
Trade accounts receivable	40,722	46	32,541	—	73,309
Inventories	30,615	19,212	47,813	(2,697)	94,943
Other current assets	11,292	1,053	7,887	844	21,076
Total current assets	110,630	20,333	104,416	(1,853)	233,526
Property, plant, and equipment, net	28,830	11,709	21,374	—	61,913
Goodwill and other intangibles, net	41,024	31,030	55,746	—	127,800
Intercompany	55,145	(49,602)	(80,182)	74,639	—
Other assets	73,263	195,524	33,702	(234,622)	67,867
Total assets	$308,892	$208,994	$135,056	$(161,836)	$491,106

Current liabilities	28,680	13,703	37,778	103	80,264
Long-term debt, less current portion	124,855	2,542	4,544	—	131,941
Other non-current liabilities	39,061	13,873	39,079	—	92,013
Total liabilities	192,596	30,118	81,401	103	304,218
Shareholders' equity	116,296	178,876	53,655	(161,939)	186,888
Total liabilities and shareholders' equity	$308,892	$208,994	$135,056	$(161,836)	$491,106

For the Three Months Ended June 30, 2009
Net sales	$47,678	$30,978	$46,476	$(6,124)	$119,008
Cost of products sold	37,819	25,041	32,842	(6,124)	89,578
Gross profit	9,859	5,937	13,634	—	29,430
Selling, general and administrative expenses	11,541	2,258	11,139	—	24,938
Restructuring charges	5,713	—	125	—	5,838
Amortization of intangibles	27	1	412	—	440
	17,281	2,259	11,676	—	31,216
(Loss) income from operations	(7,422)	3,678	1,958	—	(1,786)
Interest and debt expense	2,905	121	311	—	3,337
Other (income) and expense, net	(274)	(3)	(491)	—	(768)
(Loss) income before income tax expense	(10,053)	3,560	2,138	—	(4,355)
Income tax (benefit) expense	(3,757)	1,378	555	—	(1,824)
(Loss) income from continuing operations	(6,296)	2,182	1,583	—	(2,531)
Gain from discontinued operations	133	—	—	—	133
Net (loss) income	$(6,163)	$2,182	$1,583	$—	$(2,398)

For the Three Months Ended June 30, 2009	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided (used) by operating activities	4,783	188	(100)	—	4,871

Investing activities:
Purchase of marketable securities, net	—	—	(987)	—	(987)
Capital expenditures	(1,134)	(73)	(43)	—	(1,250)
Net cash used by investing activities from continuing operations	(1,134)	(73)	(1,030)	—	(2,237)
Net cash provided by investing activities from discontinued operations	133	—	—	—	133
Net cash used by investing activities	(1,001)	(73)	(1,030)	—	(2,104)

Financing activities:
Proceeds from stock options exercised	176	—	—	—	176
Net (payments) borrowings under revolving line-of-credit agreements	—	(51)	1,603	—	1,552
Other	(72)	—	—	—	(72)
Net cash provided (used) by financing activities	104	(51)	1,603	—	1,656
Effect of exchange rate changes on cash	—	(72)	611	—	539
Net change in cash and cash equivalents	3,886	(8)	1,084	—	4,962
Cash and cash equivalents at beginning of period	24,115	30	15,091	—	39,236
Cash and cash equivalents at end of period	$28,001	$22	$16,175	$—	$44,198

As of March 31, 2009
Current assets:
Cash and cash equivalents	$24,115	$30	$15,091	$—	$39,236
Trade accounts receivable	46,358	37	33,773	—	80,168
Inventories	33,268	21,113	48,937	(2,697)	100,621
Other current assets	8,480	1,060	7,731	844	18,115
Total current assets	112,221	22,240	105,532	(1,853)	238,140
Property, plant, and equipment, net	29,001	11,995	21,106	—	62,102
Goodwill and other intangibles, net	41,016	31,031	53,033	—	125,080
Intercompany	59,508	(50,435)	(83,748)	74,675	—
Other assets	79,791	195,589	25,584	(234,622)	66,342
Total assets	$321,537	$210,420	$121,507	$(161,800)	$491,664

Current liabilities	$33,767	$17,162	$39,933	$139	$91,001
Long-term debt, less current portion	124,855	2,597	4,476	—	131,928
Other non-current liabilities	41,224	13,895	31,762	—	86,881
Total liabilities	199,846	33,654	76,171	139	309,810
Shareholders' equity	121,691	176,766	45,336	(161,939)	181,854
Total liabilities and shareholders' equity	$321,537	$210,420	$121,507	$(161,800)	$491,664

For the Three Months Ended June 29, 2008	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net sales	$75,255	$43,093	$44,037	$(11,221)	$151,164
Cost of products sold	54,048	32,295	27,517	(11,221)	102,639
Gross profit	21,207	10,798	16,520	—	48,525
Selling, general and administrative expenses	14,661	3,367	10,075	—	28,103
Amortization of intangibles	26	1	—	—	27
	14,687	3,368	10,075	—	28,130
Income from operations	6,520	7,430	6,445	—	20,395
Interest and debt expense	2,762	400	31	—	3,193
Other (income) and expense, net	(280)	(24)	(759)	—	(1,063)
Income before income tax expense	4,038	7,054	7,173	—	18,265
Income tax expense	1,678	2,777	2,044	—	6,499
Income from continuing operations	2,360	4,277	5,129	—	11,766
Income (loss) from discontinued operations	139	—	(2,235)	—	(2,096)
Net income	$2,499	$4,277	$2,894	$—	$9,670

For the Three Months Ended June 29, 2008
Operating activities:
Net cash provided by operating activities from continuing operations	$4,042	$697	$7,310	$—	$12,049
Net cash used by operating activities from discontinued operations	—	—	(2,218)	—	(2,218)
Net cash provided by operating activities	4,042	697	5,092	—	9,831

Investing activities:
Purchases of marketable securities, net	—	—	(497)	—	(497)
Capital expenditures	(809)	(257)	(1,052)	—	(2,118)
Net cash used by investing activities from continuing operations	(809)	(257)	(1,549)	—	(2,615)
Net cash provided by investing activities from discontinued operations	139	—	—	—	139
Net cash used by investing activities	(670)	(257)	(1,549)	—	(2,476)

Financing activities:
Proceeds from stock options exercised	221	—	—	—	221
Net payments under revolving line-of-creditagreements	—	—	(8)	—	(8)
Repayment of debt	—	(46)	(28)	—	(74)
Other	317	—	—	—	317
Net cash provided (used) by financing activities from continuing operations	538	(46)	(36)	—	456
Net cash provided by financing activities from discontinued operations	—	—	579	—	579
Net cash used by financing activities	538	(46)	543	—	1,035
Effect of exchange rate changes on cash	—	(2)	452	—	450
Net change in cash and cash equivalents	3,910	392	4,538	—	8,840
Cash and cash equivalents at beginning of period	31,800	(341)	44,535	—	75,994
Cash and cash equivalents at end of period	$35,710	$51	$49,073	$—	$84,834

16. Loss Contingencies

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs through March 31, 2027 and March 31, 2039 to range between $5,500 and $15,500 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,800 which has been reflected as a liability in the condensed consolidated financial statements as of June 30, 2009. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $400 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

17. Shareholder Rights Plan

On May 19, 2009 the Company announced that its Board of Directors had adopted a Shareholder Rights Plan, pursuant to which a dividend distribution was declared of one preferred share purchase right to each outstanding common share of the Company. Subject to limited exceptions, the rights will be exercisable if a person or group acquires 20% or more of the Company’s common shares or announces a tender offer for 20% or more of the common shares. Under certain circumstances, each right will entitle shareholders to buy one one-thousandth of a share of the newly created series A junior participating preferred shares of the Company at an exercise price of $80.00.

18. New Accounting Standards

On April 1, 2009 the Company adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes principles and requirements for subsequent events. SFAS 165 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, as well as the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position or results of operations. We have evaluated subsequent events through August 5, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our condensed consolidated financial statements as a result of our subsequent events evaluation.

On April 1, 2009, the Company adopted the provisions of FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 amends SFAS No. 157, “Fair Value Measurements” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FSP SFAS No. 157-4 also supersedes FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” Disclosures required by FSP SFAS 157-4 are included in Notes 4, 8 and 9.

On April 1, 2009, the Company adopted the provisions of FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 / 124-2”). This FSP extends existing disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements. FSP SFAS 115-2 / 124-2 also provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available for sale or held to maturity. Equity securities are excluded from the scope the FSP’s recognition and measurement provisions.  Refer to Note 6 for disclosures required as a result of the adoption of this standard.

On April 1, 2009, the Company adopted the provisions of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of FSP SFAS 107-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Disclosures required by SFAS 107 are included in Notes 4, 8 and 9.

On April 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

On April 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion—1967. The provisions of EITF 6-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 6-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.  The adoption of this EITF did not have a significant impact on our financial position, results of operations or cash flows, basic or diluted per share amounts.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted this statement effective April 1, 2009 for future acquisitions and for deferred tax adjustments related to acquisitions completed before its effective date.

In December 2008, the FASB issued FASB Staff Position, or FSP, No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“SFAS 132(R)-1”).  This FSP amends SFAS 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this FSP after its effective date. We do not expect the adoption of this requirement to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 2.                                                                                                                                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(Dollar amounts in thousands)

Executive Overview

We are a leading designer, marketer and manufacturer of a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and other attachments, actuators, rotary unions, lift tables and tire shredders serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 134-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing operations include improving our productivity and increasing penetration of the European, Latin American, and Asian marketplaces. In accordance with our strategy, we have been investing in our Lean efforts across the Company, new product development and directed sales and marketing activities. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including new product development, market expansion, manufacturing efficiency, cost containment, efficient capital investment and a high degree of customer satisfaction.

Over the course of its history, the Company has resiliently withstood many business cycles and its strong cash flow profile has helped it endure. Reflecting on the current global economic recession and recent credit crisis, we stand with a strong capital structure which includes excess cash reserves, significant revolver availability with expiration dating to 2011, fixed-rate long-term debt which doesn’t expire until 2013 and a strong free cash flow business profile. We believe our liquidity strength will enable us to withstand this downturn as well. Further, we are managing our business through this cycle with a lower fixed cost footprint than prior cycles and are aggressively reducing our fixed cost base further as we strategically reorganize our North American hoist and rigging operations.  The process includes the closure of two manufacturing facilities and the significant downsizing of a third facility. We are currently engaged with the labor unions at each facility in bargaining unit negotiations. The closures will result in a reduction of 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $9 - $11 million with 80% of the total $8-$10 million of charges occurring in fiscal 2010. These costs will be recorded beginning in the second quarter of fiscal 2010 and continue into fiscal 2011. During the first quarter of fiscal 2010, also in accordance with our strategy, we consolidated our North American sales force and offered certain employees an incentive to voluntarily retire early. The early retirement program consisted of two benefits: a paid leave of absence and an enhanced pension benefit.

Additionally, our revenue base is more geographically diverse than in our Company’s history, with over 40% derived outside the U.S., pro forma for the effects of our October 1, 2008 Pfaff acquisition, which we believe will help to balance the impact of changes that will occur in different global economies at different times. As in the past, we monitor U.S. Industrial Capacity Utilization as an indicator of anticipated U.S. demand for our product. This statistic weakened significantly between September 2008 and March 2009, but has since moderated over recent months. In addition, we continue to monitor the potential impact of other global and U.S. trends, including European industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity in a variety of end-user markets around the globe.

Regardless of the economic climate, we constantly explore ways to manage our operating margins as well as further improve our productivity and competitiveness, regardless of the point in the economic cycle. We have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-time deliveries, reduction of warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our Lean efforts which are fundamentally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to Lean, we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

We continuously monitor market prices of steel. We utilize approximately $35,000 to $40,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. Our steel costs have been relatively stable during this quarter.

From a strategic perspective, we are investing in international markets and new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, forged attachments and actuators. We seek to maintain and enhance our market share by continuing and focusing our sales and marketing activities directed toward select North American and global sectors including entertainment, energy, construction, mining and food processing. Our fiscal 2009 acquisition of Pfaff is enhancing our European market penetration as well as strengthening our global actuator offering. Further, we continue to invest in emerging market penetration, including the geographic regions of Eastern Europe, Latin America and Asia. We complement these activities with continued investments in new product development, particularly products with global reach.

We are also looking for opportunities for growth via acquisitions or joint ventures, although given the current economic uncertainty we intend to continue to monitor and assess deployment of capital prudently. The focus of our acquisition strategy centers on opportunities for international revenue growth and product line expansion in alignment with our existing core offering.

We continue to operate in a highly competitive and global business environment faced with significant uncertainty at the present time. We face a variety of challenges and opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we are weathering this downturn with our strong capital structure, solid cash position and flexible cost base, aggressively addressing costs and implementing changes to buffer the impact on current margins.

Results of Operations

Three Months Ended June 30, 2009 and June 29, 2008
Net sales in the fiscal 2010 quarter ended June 30, 2009 were $119,008, down $32,156 or 21.3% from the fiscal 2009 quarter ended June 29, 2008 net sales of $151,164. The fiscal 2010 quarter includes $17,600 of sales from Pfaff-silberblau, which was acquired October 1, 2008. Excluding the sales from Pfaff-silberblau, sales decreased $49,800 or 32.9%. Net sales was positively impacted $2,200 by price increases and negatively impacted $47,900 by decreased volume due to continued weakness in the global economy. Foreign currency translation also negatively impacted sales by $4,100 in the fiscal 2010 quarter.

Gross profit in the fiscal 2010 quarter ended June 30, 2009 was $29,430, down $19,095 or 39.4% from the fiscal 2009 quarter ended June 29, 2008 gross profit of $48,525. Gross profit margin decreased to 24.7% in the fiscal 2010 quarter from 32.1% in the fiscal 2009 quarter. The decline in gross profit margin was due mostly to lower volume in all markets and currently lower margins at Pfaff. The translation of foreign currencies had a $1,300 negative impact on gross profit in the fiscal 2010 quarter.

Selling expenses were $16,477 and $18,202 in the fiscal 2010 and 2009 quarters, respectively. This decrease reflects aggressive efforts to reduce or eliminate costs, as well as $500 lower commissions on lower sales volume, despite the addition of $3,000 of expenses associated with the Pfaff business and continued investments in emerging markets. Additionally, foreign currency translation had an $800 favorable impact on selling expenses.  As a percentage of consolidated net sales, selling expenses were 13.8% and 12.0% in the fiscal 2010 and 2009 quarters, respectively.

General and administrative expenses were $8,461 and $9,901 in the fiscal 2010 and 2009 quarters, respectively, as additional $600 of expenses associated with the Pfaff business and continuation of investments in new product development were more than offset by benefits from aggressive cost reduction activities. Additionally, foreign currency translation had a $300 favorable impact on general and administrative expense. As a percentage of consolidated net sales, general and administrative expenses were 7.1% and 6.5% in the fiscal 2010 and 2009 quarters, respectively.

Restructuring charges were $5,838 in the fiscal 2010 quarter ended June 30, 2009. These restructuring costs were for both voluntary ($5,404) and involuntary ($434) termination benefits related to workforce reductions in our North American sales force reorganization and other salaried workforce reductions. There were no restructuring charges recorded during the quarter ended June 29, 2008.

Amortization of intangibles was $440 and $27 in the fiscal 2010 and 2009 quarters, respectively. The increase was the result of amortization of intangibles acquired in the Pfaff-silberblau acquisition.

Interest and debt expense was $3,337 and $3,193 in the fiscal 2010 and 2009 quarters, respectively. The increase was the result of higher debt levels in the fiscal 2010 quarter from debt assumed upon the acquisition of Pfaff-silberblau.

Income tax (benefit) expense as a percentage of (loss) income from continuing operations before income tax expense was 41.9% and 35.6% in the fiscal 2010 and 2009 quarters, respectively. The percentages vary from the U.S. statutory rate due to varying effective tax rates at our foreign subsidiaries, and the jurisdictional mix of taxable income forecasted for these subsidiaries.

Income (loss) from discontinued operations, net of tax, was $133 and ($2,096) in the fiscal 2010 and 2009 quarters, respectively. The fiscal 2009 first quarter loss was related primarily to the Univeyor business that was divested in July 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled $44,198 at June 30, 2009, an increase of $4,962 from the March 31, 2009 balance of $39,236.

Net cash provided by operating activities was $4,871 for the quarter ended June 30, 2009 compared with $9,831 for the quarter ended June 29, 2008. The net cash provided by operating activities for the quarter ended June 30, 2009 was primarily the result of $5,277 of cash provided by changes in operating assets and liabilities driven by a $7,163 decrease in accounts receivable and a $6,434 decrease in inventory, which were partially offset by an $8,069 decrease in accounts payable. The changes in operating assets and liabilities were the result of the decline in net sales due to the continued weakness in the global economy. A net loss of $2,398 and a $1,534 negative effect on cash from deferred income taxes were offset by non-cash charges for depreciation and amortization of $3,059 and stock-based compensation of $501. The net cash provided by operating activities for the quarter ended June 29, 2008 was primarily the result of $11,766 of income from continuing operations plus non-cash charges of depreciation and amortization of $2,172 and deferred income taxes of $1,180, which were partially offset by $3,562 of cash used for changes in operating assets and liabilities, primarily driven by a $4,613 increase in inventory to support penetration of new markets, upcoming new product launches, longer-duration projects and timing of offshore purchases. Net cash used by operating activities from discontinued operations, attributable to our former Univeyor A/S business, was $2,218 for the quarter ended June 29, 2008.

Net cash used by investing activities was $2,104 for the quarter ended June 30, 2009 compared with $2,476 for the quarter ended June 29, 2008. The net cash used by investing activities for the quarter ended June 30, 2009 was primarily the result of $1,250 for capital expenditures and $987 for the net purchases of marketable securities. The net cash used by investing activities for the quarter ended June 29, 2008 was primarily the result of $2,118 for capital expenditures and $497 for the net purchases of marketable securities. Net cash provided by investing activities from discontinued operations, primarily attributable to payments received on our note receivable related to our 2002 sale of Automatic Systems, Inc, was $133 and $139 for the quarters ended June 30, 2009 and June 29, 2008, respectively.

Net cash provided by financing activities was $1,656 for the quarter ended June 30, 2009 compared with $1,035 for the quarter ended June 29, 2008. The net cash used by financing activities for the quarter ended June 30, 2009 consisted primarily of $1,552 of net debt borrowings and $176 of proceeds from stock options exercised. The net cash provided by financing activities for quarter ended June 29, 2008 consisted primarily of $221 of proceeds from stock options exercised, $187 of tax benefit from exercise of stock options and $130 from the change in ESOP debt guarantee, partially offset by $82 of net debt repayments. Net cash provided by financing activities from discontinued operations, attributable to our former Univeyor A/S business, was $579 for the quarter ended June 29, 2008.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon successful execution of our current business plan which includes aggressive cost management, facility consolidations and effective working capital utilization. This is complemented by the fact that throughout the last economic recession spanning 2000 - 2004, we generated positive cash flows from operating activities.

Our Revolving Credit Facility provides availability up to $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000 subject to lender approval and possible renegotiation of the terms of the credit agreement. The Revolving Credit Facility matures February 2011.

The unused portion of the Revolving Credit Facility totaled $66,087, net of outstanding borrowings of zero and outstanding letters of credit of $8,913 as of June 30, 2009. Interest is payable at a Eurodollar Rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments.  The Company amended its Revolving Credit Facility on May 19, 2009. The credit facility was amended to increase the amount of restructuring charges to be excluded from the fixed charge coverage ratio covenant calculation as a result of the amendment. The financial covenants are limited to a senior leverage ratio and a fixed charge coverage ratio with which the Company is in compliance as of June 30, 2009.  These covenants were set at levels which allow the Company flexibility relative to deteriorating market conditions given the Company’s low level of outstanding senior debt and its favorable cash flow profile.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124,855 at June 30, 2009 and are due November 1, 2013. Provisions of the 8 7/8% Notes include limitations on indebtedness, asset sales, and dividends and other restricted payments. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

The Company’s capital lease obligations related to property and equipment leases amounted to $8,100 at June 30, 2009. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of June 30, 2009, significant unsecured credit lines totaled approximately $7,400, of which $5,200 was drawn.

In addition to the above facilities, our foreign subsidiaries have certain secured credit lines. As of June 30, 2009, significant secured credit lines totaled $3,100, of which $300 was drawn.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the three months ended June 30, 2009 and June 29, 2008 were $1,250 and $2,118, respectively. We expect capital spending for fiscal 2010 to be approximately $10,000 to $12,000 compared with $12,245 in fiscal 2009. Capital expenditures for fiscal 2010 include investments required to accommodate facility consolidation activities as well as new product development and productivity improvement.

Inflation and Other Market Conditions

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America, and the Asia Pacific region. We have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them and address our pricing policies accordingly. In addition, U.S. employee benefits costs such as health insurance and pension, as well as energy costs have exceeded general inflation levels. Otherwise, we do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels of most costs over such periods and our ability to generally pass on rising costs through price increases or surcharges.  In the future, we may be further affected by inflation that we may not be able to offset with price increases or surcharges. Additionally, we are impacted by fluctuations in currency exchange rates which are primarily translational, but transactional fluctuations could also impact our financial results.

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

Effects of New Accounting Pronouncements

On April 1, 2009 the Company adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes principles and requirements for subsequent events. SFAS 165 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, as well as the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position or results of operations. We have evaluated subsequent events through August 5, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our condensed consolidated financial statements as a result of our subsequent events evaluation.

On April 1, 2009, the Company adopted the provisions of FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 amends SFAS No. 157, “Fair Value Measurements” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FSP SFAS No. 157-4 also supersedes FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” Disclosures required by FSP SFAS 157-4 are included in Notes 4, 8 and 9.

On April 1, 2009, the Company adopted the provisions of FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 / 124-2”). This FSP extends existing disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements. FSP SFAS 115-2 / 124-2 also provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available for sale or held to maturity. Equity securities are excluded from the scope the FSP’s recognition and measurement provisions.  Refer to Note 6 for disclosures required as a result of the adoption of this standard.

On April 1, 2009, the Company adopted the provisions of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of FSP SFAS 107-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Disclosures required by SFAS 107 are included in Notes 4, 8 and 9.

On April 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

On April 1, 2008, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with EITF 06-10, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion—1967. The provisions of EITF 6-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 6-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.  The adoption of this EITF did not have a significant impact on our financial position, results of operations or cash flows, basic or diluted per share amounts.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted this statement effective April 1, 2009 for future acquisitions and for deferred tax adjustments related to acquisitions completed before its effective date.

In December 2008, the FASB issued FASB Staff Position, or FSP, No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“SFAS 132(R)-1”).  This FSP amends SFAS 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS 132(R) and is generally effective for fiscal years ending after December 15, 2009. We will comply with the disclosure provisions of this FSP after its effective date. We do not expect the adoption of this requirement to have a material impact on our consolidated financial position, results of operations or cash flows.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, facility consolidations and other restructurings, our asbestos-related liability, the integration of acquisitions and other factors disclosed in our periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks since the end of Fiscal 2009.

Item 4.	Controls and Procedures

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no other material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2009.

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: August 5, 2009	/s/ Karen L. Howard
Karen L. Howard
Vice President and Chief Financial Officer
(Principal Financial Officer)