Form 10-Q
period 2009-11-06
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2009-11-06
CIK 1062624, 1263400, 1263401, 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2009
or

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

The number of shares of common stock outstanding as of October 31, 2009 was:  19,108,041 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
September 30, 2009

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$54,337	$39,236
Trade accounts receivable less allowance for doubtful accounts ($4,934 and $5,338, respectively)	67,647	80,168
Inventories	91,300	100,621
Prepaid expenses	16,842	18,115
Total current assets	230,126	238,140
Property, plant, and equipment, net	61,268	62,102
Goodwill and other intangibles, net	128,465	125,080
Marketable securities	33,561	28,828
Deferred taxes on income	34,651	32,521
Other assets	4,920	4,993
Total assets	$492,991	$491,664

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	$1,532	$4,787
Trade accounts payable	23,576	33,298
Accrued liabilities	47,892	50,443
Restructuring reserve	3,321	1,302
Current portion of long-term debt	1,160	1,171
Total current liabilities	77,481	91,001
Senior debt, less current portion	7,134	7,073
Subordinated debt	124,855	124,855
Other non-current liabilities	95,068	86,881
Total liabilities	304,538	309,810
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,108,041 and 19,046,930 shares issued, respectively	191	190
Additional paid-in capital	181,671	180,327
Retained earnings	36,762	41,891
ESOP debt guarantee	(2,078)	(2,309)
Accumulated other comprehensive loss	(28,093)	(38,245)
Total shareholders' equity	188,453	181,854
Total liabilities and shareholders' equity	$492,991	$491,664

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 28,	September 30,	September 28,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net sales	$115,234	$154,680	$234,242	$305,844
Cost of products sold	87,183	109,108	176,761	211,747
Gross profit	28,051	45,572	57,481	94,097

Selling expenses	15,605	17,164	32,082	35,366
General and administrative expenses	8,731	9,446	17,192	19,347
Restructuring charges	2,694	155	8,532	155
Amortization of intangibles	478	29	918	56
	27,508	26,794	58,724	54,924

Income (loss) from operations	543	18,778	(1,243)	39,173
Interest and debt expense	3,407	3,132	6,744	6,325
Investment (income) loss	(286)	114	(605)	(177)
Foreign currency exchange (gain) loss	(231)	699	(639)	749
Other (income) and expense, net	60	(1,571)	19	(2,393)
(Loss) income from continuing operations before income tax (benefit) expense	(2,407)	16,404	(6,762)	34,669
Income tax expense (benefit)	324	5,897	(1,500)	12,396
(Loss) income from continuing operations	(2,731)	10,507	(5,262)	22,273
Income (loss) from discontinued operations - net of tax	-	130	133	(1,966)
Net (loss) income	(2,731)	10,637	(5,129)	20,307
Retained earnings - beginning of period	39,493	131,296	41,891	122,400
Change in accounting principle (note 18)	-	-	-	(774)
Retained earnings - end of period	$36,762	$141,933	$36,762	$141,933

Average basic shares outstanding	18,961	18,857	18,938	18,838
Average diluted shares outstanding	18,961	19,198	18,938	19,210

Basic income per share:
(Loss) income from continuing operations	$(0.14)	$0.55	$(0.28)	$1.18
Income (loss) from discontinued operations	0.00	0.01	0.01	(0.10)
Net (loss) income	$(0.14)	$0.56	$(0.27)	$1.08

Diluted income per share:
(Loss) income from continuing operations	$(0.14)	$0.54	$(0.28)	$1.16
Income (loss) from discontinued operations	0.00	0.01	0.01	(0.10)
Net (loss) income	$(0.14)	$0.55	$(0.27)	$1.06

See accompanying notes to condensed consolidated financial statements.

 COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	September 30,	September 28,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(5,129)	$20,307
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations	(133)	1,966
Depreciation and amortization	6,142	4,512
Deferred income taxes	(2,098)	8,016
Gain on sale of real estate/investments	(88)	(649)
Stock-based compensation	1,209	974
Amortization/write-off of deferred financing costs	304	266
Non-cash restructuring charges	950	-
Changes in operating assets and liabilities net of effects of business acquisitions and divestitures:
Trade accounts receivable	13,111	(584)
Inventories	10,675	(5,301)
Prepaid expenses	1,312	(837)
Other assets	(107)	1,042
Trade accounts payable	(9,715)	88
Accrued and non-current liabilities	7,508	1,443
Net cash provided by operating activities from continuing operations	23,941	31,243
Net cash used by operating activities from discontinued operations	-	(2,214)
Net cash provided by operating activities	23,941	29,029

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	135	313
Purchases of marketable securities	(2,627)	(999)
Capital expenditures	(4,028)	(5,014)
Proceeds from sale of assets	-	1,269
Net cash used by investing activities from continuing operations	(6,520)	(4,431)
Net cash provided by investing activities from discontinued operations	133	265
Net cash used by investing activities	(6,387)	(4,166)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	177	391
Net payments under revolving line-of-credit agreements	(3,224)	(19)
Repayment of debt	-	(125)
Other	43	441
Net cash (used) provided by financing activities from continuing operations	(3,004)	688
Net cash used by financing activities from discontinued operations	-	(14,612)
Net cash used by financing activities	(3,004)	(13,924)
Effect of exchange rate changes on cash	551	(4,899)
Net change in cash and cash equivalents	15,101	6,040
Cash and cash equivalents at beginning of period	39,236	75,994
Cash and cash equivalents at end of period	$54,337	$82,034

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 28,	September 30,	September 28,
	2009	2008	2009	2008
	(In thousands)

Net (loss) income	$(2,731)	$10,637	$(5,129)	$20,307
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,021	(7,638)	7,910	(6,691)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) arising during the period, net of deferred taxes (benefit) of $790, ($624), $1,207 and ($734)	1,467	(1,157)	2,241	(1,363)
Reclassification adjustment for loss included in net income, net of deferred taxes of $0, $209, $0 and $210	-	388	1	390
	1,467	(769)	2,242	(973)
Total other comprehensive income (loss)	3,488	(8,407)	10,152	(7,664)
Comprehensive income	$757	$2,230	$5,023	$12,643

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except share data)
September 30, 2009

1. Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at September 30, 2009, the results of its operations for the three and six-month periods ended September 30, 2009 and September 28, 2008, and cash flows for the six-month periods ended September 30, 2009 and September 28, 2008, have been included. Results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2009.

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

2. Acquisitions

On October 1, 2008, the Company acquired Pfaff Beteiligungs GmbH (“Pfaff-silberblau” or “Pfaff”), a Kissing, Germany based company with a leading European position in lifting, material handling and actuator products. Pfaff had revenue of approximately $90,000 USD in calendar 2007. This strategic acquisition continues the execution of the Company’s strategic plan to grow its revenue in complementary product lines and also broaden that revenue in international markets. Pfaff-silberblau complements the Company’s existing material handling business in Europe and the U.S. and creates a global actuator business when combined with the U.S. based Duff-Norton actuator company. The Company is creating value from this acquisition through integrating the Pfaff business with the Columbus McKinnon European and U.S. based material handling businesses and Duff-Norton. Value is being created by cross selling products among these groups as well as reducing costs through business integration and procurement activities. The results of Pfaff-silberblau are included in the Company’s consolidated financial statements from the date of acquisition.

This transaction was accounted for under the purchase method of accounting. The aggregate purchase consideration for the acquisition of Pfaff-silberblau was $52,779 in cash and acquisition costs. The acquisition was funded with existing cash. The purchase price was allocated to the assets acquired and liabilities assumed based upon a valuation of respective fair values. The identifiable intangible assets consisted of trademarks with a value of $6,101 (18 year estimated useful life), customer relationships with a value of $15,092 (11 year estimated useful life), and technology with a value of $806 (14 year estimated useful life). The excess consideration over fair value was recorded as goodwill and approximated $27,769, none of which is deductible for tax purposes. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:

Working capital	$13,340
Property, plant and equipment	8,321
Other long term liabilities, net	(18,650)
Identifiable intangible assets	21,999
Goodwill	27,769
Total	$52,779

3. Discontinued  Operations

As part of its continuing evaluation of its businesses, the Company determined that its integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with its long-term growth and operational objectives. On July 25, 2008, the Company completed the sale of Univeyor A/S, which business represented the majority of the Company’s former “Solutions” segment. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20-45-1, “Presentation of Financial Statements – Discontinued Operations”, the results of operations of Univeyor A/S have been classified as discontinued operations in the condensed statements of operations and statements of cash flows presented herein. In connection with the sale of Univeyor A/S on July 25, 2008, the Company used cash on hand to repay $15,191 in amounts outstanding on Univeyor’s lines of credit and fixed term bank debt.

Income from discontinued operations presented herein also includes payments received on a note receivable related to the fiscal 2002 disposal of Automatic Systems, Inc. Due to the uncertainty surrounding the financial viability of the debtor, the note has been recorded at the estimated net realizable value of $0.

Summarized statements of operations for discontinued operations follows:

	Three Months Ended		Six Months Ended
	September 30,	September 28,	September 30,	September 28,
	2009	2008	2009	2008
Net sales	$-	$-	$-	$8,982
Gain (loss) from operations before income tax	-	218	214	(1,223)
Income tax expense	-	88	81	163
Gain (loss) from operations, net of tax	-	130	133	(1,386)
Loss on sale of discontinued operations	-	-	-	(14,627)
Gain (loss) from discontinued operations	-	130	133	(16,013)
Tax benefit from sale	-	-	-	14,047
Gain (loss) from discontinued operations, net of tax	$-	$130	$133	$(1,966)

4. Fair Value Measurements

ASC Topic 820 “Fair Value Measurements and Disclosures” establishes the standards for reporting financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under these standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date.

The Company applied the provisions of ASC Topic 820 in determining the fair value of its financial assets and financial liabilities effective April 1, 2008. The Company applied the provisions of ASC Topic 820- in determining the fair value of its nonfinancial assets and nonfinancial liabilities on a nonrecurring basis effective April 1, 2009 in accordance with ASC Topic 820-10-65-1.

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  As of September 30, 2009, the Company’s assets and liabilities measured at fair value on recurring bases were as follows:

		Fair value measurements at reporting date using
Description	At September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$ 33,561	$ 33,561	$ -	$ -
Derivative liabilities	(2,436)	-	(2,436)	-

Assets that are measured on a nonrecurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement”, as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations”.  Non-recurring fair value measurements made during the three months ended September 30, 2009 were used in the testing of goodwill for impairment, to determine the write-down of fixed assets to their estimated fair values in connection with the Company’s restructuring plan, and to measure the fair value of certain termination benefits offered to employees as part of the Company’s restructuring plan.  There were no non-recurring fair value measurements made during the three months ended June 30, 2009.

The Company applied the provisions of ASC Topic 350-20-35-1 during the goodwill impairment test performed as of September 30, 2009. Step one of the goodwill impairment test consisted of determining a fair value for the Company’s Duff Norton reporting unit. The fair values for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a discounted cash flow valuation model to estimate the fair value of its Duff Norton reporting unit, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation model include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. See Note 7 of the condensed consolidated financial statements for the results of the Company’s September 30, 2009 goodwill impairment test.

The write-down of fixed assets to their estimated fair market values related to the closure of two manufacturing facilities and the significant downsizing of a third facility in connection with The Company’s restructuring plan. The fair value was determined based on management’s best estimate of the realizability of the assets, using Level 3 inputs given the lack of observable market data for the assets. The net book value of the assets was $1,125, and their estimated fair market value was $175.

During the three months ended September 30, 2009 the Company offered termination benefits to certain employees in connection with its restructuring plan and the liabilities measured and recorded during the period have been determined based upon their ultimate payment amounts, which approximate fair value as determined using Level 3 inputs.

5. Inventories

Inventories consisted of the following:
	September 30,	March 31,
	2009	2009
At cost - FIFO basis:
Raw materials	$42,360	$49,697
Work-in-process	12,229	12,497
Finished goods	56,963	59,896
	111,552	122,090
LIFO cost less than FIFO cost	(20,252)	(21,469)
Net inventories	$91,300	$100,621

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, estimated interim results are subject to change in the final year-end LIFO inventory valuation.

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

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other than temporary. The Company generally considers market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other than temporary impairments for the six-months ended September 30, 2009.  Other than temporary impairments resulted in the recognition of a pre-tax charge to earnings of $386 for the quarter and six-months ended September 28, 2008, classified within investment loss (income).

The following is a summary of available-for-sale securities at September 30, 2009:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$30,601	$2,963	$3	$33,561

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at September 30, 2009 are as follows:

	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for more than 12 months	$276	$3

Net realized gains related to sales of marketable securities (excluding other-than-temporary impairments) were $0, $2, $1 and $4 in the quarter and six-month periods ended September 30, 2009 and September 28, 2008, respectively.

The following is a summary of available-for-sale securities at March 31, 2009:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$29,315	$394	$881	$28,828

7. Goodwill and Intangible Assets

Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at September 30, 2009 and March 31, 2009. The Duff Norton reporting unit (which designs and manufactures industrial components such as mechanical and electromechanical actuators and rotary unions) has goodwill of $9,954 at September 30, 2009 and the Rest of Products reporting unit (representing the core hoist, chain, forgings and industrial component manufacturing and distribution businesses) has goodwill of $96,986 at September 30, 2009.

In accordance with ASC Topic 350-20-35-3, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. As part of the impairment analysis, the Company determines the fair value of each of its reporting units with goodwill using the income approach. The income approach uses a discounted cash flow methodology to determine fair value. This methodology recognizes value based on the expected receipt of future economic benefits. Key assumptions in the income approach include a free cash flow projection, an estimated discount rate, a long-term growth rate and a terminal value. These assumptions are based upon the Company’s historical experience, current market trends and future expectations.  During fiscal 2009, the generally weak economic conditions resulted in a rapid decline in business, a reduction in forecasted cash flows, and an increase in capital costs as a result of tightening credit markets.  Based on this evaluation, the Company determined that the fair value of its Rest of Products reporting unit was less than its carrying value in the fourth quarter of fiscal 2009. Following this assessment, ASC Topic 350-20-35-8 required the Company to perform a second step in order to determine the implied fair value of goodwill in this reporting unit and to compare it to its carrying value. The activities in the second step included hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit using market participant assumptions, as if the reporting unit had been acquired in a business combination.

As a result of this assessment, the Company recorded a goodwill impairment charge of $107,000 in the fourth quarter of fiscal 2009. None of the charge related to goodwill was deductible for tax purposes.

Through the six months ended September 30, 2009, the Duff Norton reporting unit has been  negatively impacted by the continued current global economic slow down. Key performance indicators for the unit like: revenue, operating and net income, and cash flows are below budget levels for the six months ended September 30, 2009 and are not expected to recover to previous levels in the near term. Accordingly, the Company performed Step I goodwill impairment testing as of September 30, 2009. Step I testing was not considered necessary for the Rest of Products reporting unit because based on testing performed at March 31, 2009 year end fair value of this reporting unit sufficiently exceeded book value, therefore no risk of impairment existed at September 30, 2009.

Testing goodwill for impairment requires the Company to estimate fair values of reporting units using significant estimates and judgmental factors. The key estimates and factors used in the Company’s discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. The annual growth rate for revenue during the first five years of the Company’s projections ranged from 6.5% to 8.0%, reaching historical levels by FY 2015. The terminal value was calculated assuming projected growth rates of 2.0% after five years which reflects the estimate of long-term gross domestic product growth. Operating profit margins were projected to return to historical levels by between fiscal 2013 and fiscal 2014. No significant changes were noted to the estimated weighted-average cost of capital rate used in the fiscal 2009 test for the consolidated Company which was 13.5% calculated based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization. The Company also considered additional risks for the reporting unit achieving its forecasts, and adjusted the weighted-average cost of capital applied when determining its estimated fair value. The weighted-average cost of capital used for this particular reporting unit as of the September 30, 2009 was 15%. Based on our September 30, 2009 assessment, fair value of the reporting unit exceeded book value by 6%. Future changes in these estimates and assumptions could materially affect the results of the goodwill impairment tests or cause us to complete further tests prior to our annual test in February 2010. For example, a decline in the terminal growth rate greater than 50 basis points or an increase in the weighted-average cost of capital greater than 50 basis points would indicate impairment for this reporting unit as of September 30, 2009.

No impairment charges related to goodwill or intangible assets were recorded during the first or second quarter of fiscal 2010. However, future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the first six months of fiscal 2010 is as follows:
Balance at April 1, 2009	$104,744
Currency translation	2,196
Balance at September 30, 2009	$106,940

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

Intangible assets are summarized as follows:
	September 30, 2009			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,345	$348	$5,997	$5,743	$157	$5,586
Customer relationships	15,697	1,441	14,256	14,208	652	13,556
Other	1,502	230	1,272	1,342	148	1,194
Total	$23,544	$2,019	$21,525	$21,293	$957	$20,336

Based on the current amount of intangible assets, the estimated amortization expense for each of the fiscal years 2010 through 2014 is expected to be approximately $1,800.

8. Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss, or AOCL, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives not classified as cash flow hedges, all changes in market value are recorded in the foreign currency exchange (gain) loss in the Company’s consolidated statements of operations.

The Company has forward agreements in place to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $23,997, and all contracts mature by September 30, 2013.

In relation to certain of the derivative transactions discussed above, the Company issued a guarantee to a third party lender which secures any obligations of one of the Company’s wholly-owned foreign subsidiaries under the subsidiary’s agreement with the third party lender, regarding those derivative transactions.  The fair value of the derivative liability of the foreign subsidiary at September 30, 2009 relating to this guarantee was $2,237. In addition, the Company has foreign currency forward agreements in place to hedge changes in the value of booked foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $1,092 and all contracts mature by February 1, 2010.

The Company is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

The following is the pretax effect of derivative instruments on the condensed consolidated statement of operations for the six months ended September 30, 2009:

Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
Foreign exchange contracts	Foreign currency exchange (gain) loss	$ 567

As of September 30, 2009, the Company had no derivatives designated as cash flow hedges, net investments or fair value hedges.

The following is information relative to our derivative instruments in the condensed consolidated balance sheet as of September 30, 2009:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Liability
Foreign exchange contracts	Accrued Liabilities	$ 2,436

9. Debt

The Company’s Revolving Credit Facility, which expires February 22, 2011, provides availability up to a maximum of $75,000. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000, subject to lender approval. The unused Revolving Credit Facility totaled $68,214, net of outstanding borrowings of $0 and outstanding letters of credit of $6,786, as of September 30, 2009.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s Senior leverage ratio amounting to 87.5 or 0 basis points, respectively, at September 30, 2009.  The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of September 30, 2009. As the Company executes investment in its ongoing facility consolidation activities at the planned pace and if order trends fail to continue at the current pace or other unexpected events occur that negatively impact the Company's operating results, there is an increased likelihood that the Company could fail the fixed charges coverage ratio contained in the Revolving Credit Facility for its third quarter ended December 31, 2009.  The fixed charges coverage ratio is defined as consolidated cash flow to consolidated fixed charges, as defined within the Revolving Credit Facility. The Company is required to maintain a minimum fixed charges coverage ratio of 1.25 to 1.00. Accordingly, while a variety of alternatives are available to the Company, the preferred path is to build flexibility within its bank agreement given the current strength of the Company’s balance sheet, liquidity and cash flows. To accomplish that the Company has initiated discussions to renew or amendment its credit facilities and, while no absolute assurance can be given, management believes that it is an achievable objective.

The Company amended its Revolving Credit Facility on May 19, 2009 and September 30, 2009. The credit facility was amended on May 19, 2009 to increase the amount of restructuring charges to be excluded from the fixed charge coverage ratio covenant calculation. On September 30, 2009 the credit facility was amended to allow “PILOT leases” as part of a tax abatement program which provides future local property tax savings in the state of Tennessee.

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s Senior Subordinated Notes, which have a carrying value of $124,855 at September 30, 2009, have an approximate fair value of $123,606, based on quoted market prices.

The Company’s Notes payable to banks consist primarily of secured and unsecured international lines of credit.  The Company’s Senior debt consists of capital lease obligations as well as any borrowings under the Company’s Revolving Credit Facility, if any.

Refer to the Company's consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2009 for further information on the Company's debt arrangements.

10. Restructuring Charges

In the six-month period ended September 30, 2009, the Company continued its business reorganization plan. As part of that plan, during the quarter ended June 30, 2009 the Company consolidated its North American sales force and offered certain of its employees an incentive to voluntarily retire early. The early retirement program consists of two benefits: a paid leave of absence and an enhanced pension benefit. Charges for the paid leave of absence of $3,826 were recorded in restructuring reserves during the first quarter of fiscal 2010. The payments are being made to the employees in installments on their regular pay date. Charges for the enhanced pension benefit of $2,012 are recorded in long-term pension liabilities. Long-term pension liabilities are included in other non-current liabilities on the condensed consolidated balance sheets.

Furthermore, during the quarter ended September 30, 2009, as part of the business reorganization plan the Company initiated strategic consolidation of its North American hoist and rigging operations.  The process includes the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures will result in a reduction of approximately 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $9 - $11 million with 80% of the total $9 - $11 million of restructuring charges expected in fiscal 2010. The Company expects the majority of these charges to relate to both one-time and ongoing termination benefit arrangements. Rationalization of North American hoist and rigging operations and the significant downsizing of the third facility resulted in $950 of non-cash fixed asset impairment charges, $1,181 in expense for severance costs related to salaried and union workforce reductions, $418 of pension plan curtailment charges and $145 of other costs related to the reorganization recognized in the three-month period ended September 30, 2009.

Restructuring reserves were $3,321 as of September 30, 2009, consisting primarily of accrued severance costs.  The majority of the severance costs will be paid during fiscal 2010.

The following table provides a reconciliation of the fiscal 2010 activity related to restructuring reserves:

	Employee	Facility	Total
Reserve at April 1, 2009	$1,302	$-	$1,302
Restructuring charges	7,582	950	8,532
Cash payments	(3,133)	-	(3,133)
Reclassification of long-term pension liability	(2,430)	-	(2,430)
Reclassification of fixed asset impairment	-	(950)	(950)
Reserve at September 30, 2009	$3,321	$-	$3,321

11. Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans:
	Three Months Ended		Six Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Service costs	$982	$1,105	$1,965	$2,211
Interest cost	2,431	2,206	4,862	4,412
Expected return on plan assets	(1,716)	(2,299)	(3,433)	(4,598)
Net amortization	1,169	295	2,338	589
Net periodic pension cost	$2,866	$1,307	$5,732	$2,614

The increase in net periodic pension cost for the periods ended September 30, 2009 compared to the periods ended September 28, 2008 is primarily the result of an increase in the amortization of unrecognized losses due to the difference between the actual return on investments compared to the expected return from depressed asset values during fiscal 2009.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans:
	Three Months Ended		Six Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Service costs	$1	$1	$1	$2
Interest cost	144	167	288	334
Amortization of plan net losses	72	116	145	231
Net periodic postretirement cost	$217	$284	$434	$567

The Company currently plans to contribute approximately $18,400 to its pension plans in fiscal 2010.

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to Note 12 in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

12. Income Taxes

Income tax (benefit) expense as a percentage of (loss) income from continuing operations before income tax (benefit) expense was -13.5%, 35.9%, 22.2% and 35.8% in the fiscal 2010 and 2009 quarters and the six-month periods then ended, respectively. The Company estimates that its effective tax rate related to losses from continuing operations will be approximately 27%-28% for fiscal 2010. The percentages vary from the U.S. statutory rate due to varying effective tax rates at the Company’s foreign subsidiaries, the jurisdictional mix of taxable income forecasted for these subsidiaries, and the impact of U.S. state franchise taxes unrelated to income. The Company changed its forecasted effective tax rate for the full year of fiscal 2010 during the second quarter primarily as a result of changes in its expectation of the jurisdictional mix of taxable income given its operating results year-to-date and the impact of U.S. state franchise taxes.

13. Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share (tabular amounts in thousands):
	Three Months Ended		Six Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Numerator for basic and diluted earnings per share:
Net (loss) income	$(2,731)	$10,637	$(5,129)	$20,307

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	18,961	18,857	18,938	18,838

Effect of dilutive employee stock options and awards	-	341	-	372

Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	18,961	19,198	18,938	19,210

During the six months ended September 30, 2009, a total of 32,375 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans, and 28,736 shares of stock were issued under the Company’s Long Term Incentive Plan to the Company’s non-executive directors as part of their annual compensation.  Options, restricted stock units, and performance shares with respect to approximately 858,000 and 121,000 shares were not included in the computation of diluted earnings per share for the periods ended September 30, 2009 and September 28, 2008, respectively, because they were anti-dilutive.

14. Business Segment Information

ASC Topic 280-10-50-10 establishes the standards for reporting information about operating segments in financial statements. Historically, the Company had two operating and reportable segments, Products and Solutions. The Solutions segment engaged primarily in the design, fabrication and installation of integrated material handling conveyor systems and service and in the design and manufacture of tire shredders, lift tables and light-rail systems. In fiscal 2009, the Company re-evaluated its operating and reportable segments in connection with the divestiture of its integrated material handling conveyor systems and service business. With this divestiture, and in consideration of the quantitative contribution of the remaining portions of the Solutions segment to the Company as a whole and our products-orientated strategic growth initiatives, the Company determined that it now has only one operating and reportable segment for both internal and external reporting purposes. As part of the organizational restructuring announced in response to adverse market conditions, the Company has reevaluated its reportable segments and continues to believe that it has only one reportable and operating segment.

15. Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.
As of September 30, 2009	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$35,347	$40	$18,950	$—	$54,337
Trade accounts receivable	36,891	26	30,730	—	67,647
Inventories	30,553	17,861	45,583	(2,697)	91,300
Other current assets	7,095	1,029	7,874	844	16,842
Total current assets	109,886	18,956	103,137	(1,853)	230,126
Property, plant, and equipment, net	27,887	11,564	21,817	—	61,268
Goodwill and other intangibles, net	41,027	31,029	56,409	—	128,465
Intercompany	(64,744)	140,995	(77,900)	1,649	—
Other assets	33,231	4,543	35,358	—	73,132
Investment in subsidiaries	238,275	—	—	(238,275)	—
Total assets	$385,562	$207,087	$138,821	$(238,479)	$492,991

Current liabilities	31,377	11,530	34,778	(204)	77,481
Long-term debt, less current portion	124,855	2,583	4,551	—	131,989
Other non-current liabilities	40,877	13,866	40,325	—	95,068
Total liabilities	197,109	27,979	79,654	(204)	304,538
Shareholders' equity	188,453	179,108	59,167	(238,275)	188,453
Total liabilities and shareholders' equity	$385,562	$207,087	$138,821	$(238,479)	$492,991

For the Six Months Ended September 30, 2009	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net sales	$94,736	$58,814	$93,146	$(12,454)	$234,242
Cost of products sold	77,072	47,185	64,958	(12,454)	176,761
Gross profit	17,664	11,629	28,188	—	57,481
Selling, general and administrative expenses	20,089	6,783	22,402	—	49,274
Restructuring charges	8,095	—	437	—	8,532
Amortization of intangibles	56	2	860	—	918
	28,240	6,785	23,699	—	58,724
(Loss) income from operations	(10,576)	4,844	4,489	—	(1,243)
Interest and debt expense	5,822	298	624	—	6,744
Other (income) and expense, net	(279)	(3)	(943)	—	(1,225)
(Loss) income from continuing operations before income tax (benefit) expense and equity in income of subsidiaries	(16,119)	4,549	4,808	—	(6,762)
Income tax (benefit) expense	(4,836)	2,080	1,256	—	(1,500)
Equity in income from continuing operations of subsidiaries	6,021	—	—	(6,021)	—
(Loss) income from continuing operations	(5,262)	2,469	3,552	(6,021)	(5,262)
Gain from discontinued operations	133	—	—	—	133
Net (loss) income	$(5,129)	$2,469	$3,552	$(6,021)	$(5,129)

For the Six Months Ended September 30, 2009
Operating activities:
Net cash provided (used) by operating activities	19,359	446	10,157	(6,021)	23,941

Investing activities:
Purchase of marketable securities, net	—	—	(2,492)	—	(2,492)
Capital expenditures	(2,459)	(273)	(1,296)	—	(4,028)
Investment in subsidiaries	(6,021)	—	—	6,021	—
Net cash (used) provided by investing activities from continuing operations	(8,480)	(273)	(3,788)	6,021	(6,520)
Net cash provided by investing activities from discontinued operations	133	—	—	—	133
Net cash (used) provided by investing activities	(8,347)	(273)	(3,788)	6,021	(6,387)

Financing activities:
Proceeds from stock options exercised	177	—	—	—	177
Net payments under revolving line-of-credit agreements	—	(36)	(3,188)	—	(3,224)
Other	43	—	—	—	43
Net cash provided (used) by financing activities	220	(36)	(3,188)	—	(3,004)
Effect of exchange rate changes on cash	—	(127)	678	—	551
Net change in cash and cash equivalents	11,232	10	3,859	—	15,101
Cash and cash equivalents at beginning of period	24,115	30	15,091	—	39,236
Cash and cash equivalents at end of period	$35,347	$40	$18,950	$—	$54,337

As of March 31, 2009	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$24,115	$30	$15,091	$—	$39,236
Trade accounts receivable	46,358	37	33,773	—	80,168
Inventories	33,268	21,113	48,937	(2,697)	100,621
Other current assets	8,480	1,060	7,731	844	18,115
Total current assets	112,221	22,240	105,532	(1,853)	238,140
Property, plant, and equipment, net	29,001	11,995	21,106	—	62,102
Goodwill and other intangibles, net	41,016	31,031	53,033	—	125,080
Intercompany	(58,739)	140,495	(83,748)	1,992	—
Other assets	36,099	4,659	25,584	—	66,342
Investment in subsidiaries	222,102	—	—	(222,102)	—
Total assets	$381,700	$210,420	$121,507	$(221,963)	$491,664

Current liabilities	$33,767	$17,162	$39,933	$139	$91,001
Long-term debt, less current portion	124,855	2,597	4,476	—	131,928
Other non-current liabilities	41,224	13,895	31,762	—	86,881
Total liabilities	199,846	33,654	76,171	139	309,810
Shareholders' equity	181,854	176,766	45,336	(222,102)	181,854
Total liabilities and shareholders' equity	$381,700	$210,420	$121,507	$(221,963)	$491,664

For the Six Months Ended September 28, 2008
Net sales	$155,392	$85,901	$87,368	$(22,817)	$305,844
Cost of products sold	114,114	64,984	55,466	(22,817)	211,747
Gross profit	41,278	20,917	31,902	—	94,097
Selling, general and administrative expenses	25,347	10,030	19,336	—	54,713
Restructuring charges	155	—	—	—	155
Amortization of intangibles	54	2	—	—	56
	25,556	10,032	19,336	—	54,924
Income from operations	15,722	10,885	12,566	—	39,173
Interest and debt expense	5,478	828	19	—	6,325
Other (income) and expense, net	(577)	(942)	(302)	—	(1,821)
Income from continuing operations before income tax expense and equity in income of subsidiaries	10,821	10,999	12,849	—	34,669
Income tax expense	4,590	4,279	3,527	—	12,396
Equity in income from continuing operations of subsidiaries	16,042	—	—	(16,042)	—
Income from continuing operations	22,273	6,720	9,322	(16,042)	22,273
Income (loss) from discontinued operations (net of tax) before equity in income of subsidiaries	265	—	(2,231)	—	(1,966)
Equity in loss from discontinued operations of subsidiaries (net of tax)	(2,231)	—	—	2,231	—
Net income	$20,307	$6,720	$7,091	$(13,811)	$20,307

For the Six Months Ended September 28, 2008	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided (used) by operating activities from continuing operations	$35,767	$(6)	$11,524	$(16,042)	$31,243
Net cash provided (used) by operating activities from discontinued operations	(2,227)	—	(2,218)	2,231	(2,214)
Net cash provided (used) by operating activities	33,540	(6)	9,306	(13,811)	29,029

Investing activities:
Purchase of marketable securities, net	—	—	(686)	—	(686)
Capital expenditures	(2,124)	(903)	(1,987)	—	(5,014)
Investment in subsidiaries	(13,811)	—	—	13,811	—
Proceeds from sale of assets	—	1,269	—	—	1,269
Net cash (used) provided by investing activities from continuing operations	(15,935)	366	(2,673)	13,811	(4,431)
Net cash provided by investing activities from discontinued operations	265	—	—	—	265
Net cash (used) provided by investing activities	(15,670)	366	(2,673)	13,811	(4,166)

Financing activities:
Proceeds from stock options exercised	391	—	—	—	391
Net (payments) borrowings under revolving line-of-credit agreements	(23,000)	—	22,981	—	(19)
Repayment of debt	—	(93)	(32)	—	(125)
Other	441	—	—	—	441
Net cash (used) provided by financing activities from continuing operations	(22,168)	(93)	22,949	—	688
Net cash (used) provided by financing activities from discontinued operations	(15,191)	—	579	—	(14,612)
Net cash (used) provided by financing activities	(37,359)	(93)	23,528	—	(13,924)
Effect of exchange rate changes on cash	—	117	(5,016)	—	(4,899)
Net change in cash and cash equivalents	(19,489)	384	25,145	—	6,040
Cash and cash equivalents at beginning of period	31,800	(341)	44,535	—	75,994
Cash and cash equivalents at end of period	$12,311	$43	$69,680	$—	$82,034

16. Loss Contingencies

Like many industrial manufacturers, the Company is involved in asbestos-related litigation.  In continually evaluating costs associated with its estimated asbestos-related liability, the Company reviews, with the help of actuaries, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs through March 31, 2027 and March 31, 2039 to range between $6,000 and $17,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $9,350 which has been reflected as a liability in the condensed consolidated financial statements as of September 30, 2009. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $425 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

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

18. New Accounting Standards

Effective July 1, 2009, the Company adopted ASC Topic 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

On April 1, 2009 the Company adopted the provisions of ASC Topic 855 “Subsequent Events”, which establishes principles and requirements for subsequent events. These provisions set forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, as well as the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The adoption of these provisions did not have a material impact on the Company’s consolidated financial position or results of operations. The Company has evaluated subsequent events through November 6, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. The Company made no significant changes to our condensed consolidated financial statements as a result of its subsequent events evaluation. Refer to Note 19 for disclosure of subsequent events.

On April 1, 2009, the Company adopted the additional guidance issued under ASC Topic 820 through the issuance of  FSP Statement of Financial Accounting Standards (“SFAS”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 amends ASC Topic 820 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FSP SFAS No. 157-4 also supersedes FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” Disclosures required by this codification update are included in Notes 4, 8 and 9.

On April 1, 2009, the Company adopted the additional guidance issued under ASC Topic 320 and ASC Topic 325 through the issuance of FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 / 124-2”). This FSP extends existing disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements. FSP SFAS 115-2 / 124-2 also provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available for sale or held to maturity. Equity securities are excluded from the scope the FSP’s recognition and measurement provisions.  Refer to Note 6 for disclosures required as a result of the adoption of this codification update.

On April 1, 2009, the Company adopted additional guidance issued under ASC Topic 825 “Financial Instruments” through the issuance of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”) which requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. These provisions also require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of these provisions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Disclosures required by this codification update are included in Notes 4, 8 and 9.

On April 1, 2009, the Company adopted the additional guidance issued under ASC Topic 815 “Derivatives and Hedging” through the issuance of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. The adoption of these provisions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On April 1, 2009, the Company adopted of the additional guidance issued under ASC Topic 810 ‘Consolidation”, through the issuance of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51”, which establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this codification update did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

On April 1, 2008, the Company adopted the additional guidance issued under ASC Topic 715 “Compensation – Retirement Benefits” through the issuance of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with this codification update, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. The provisions of EITF 6-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 6-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.  The adoption of this EITF did not have a significant impact on our financial position, results of operations or cash flows, basic or diluted per share amounts.

On April 1, 2009, the Company adopted the provisions of ASC Topic 805 “Business Combinations”, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. The Company adopted these provisions effective April 1, 2009 for future acquisitions and for deferred tax adjustments related to acquisitions completed before its effective date.

In December 2008, the FASB issued additional guidance under ASC Topic 715 to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in ASC Topic 820. This requirement is applicable for fiscal years ending after December 15, 2009. The Company will comply with these disclosure provisions after its effective date. We do not expect the adoption of this requirement to have a material impact on our consolidated financial position, results of operations or cash flows.

19.	Subsequent Events

As part of the continuing strategic evaluation of its businesses, the Company determined that its American Lifts business no longer provided a strategic fit with its long-term growth and operational objectives. American Lifts business manufactures powered lift tables which enhance workplace ergonomics and are sold primarily to customers in the general manufacturing, construction, and air cargo industries. On October 30, 2009, the Company announced its plans to divest this business to a strategic buyer. Terms of the sale were not announced and are immaterial to the overall financial results of the Company.

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

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 134-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include improving our productivity and increasing penetration of the European, Latin American, and Asian marketplaces. In accordance with our strategy, we have been investing in our Lean efforts across the Company, new product development and directed sales and marketing activities. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including new product development, market expansion, manufacturing efficiency, cost containment, efficient capital investment and a high degree of customer satisfaction.

Over the course of its history, the Company has resiliently withstood many business cycles and its strong cash flow profile has helped it endure. Reflecting on the current global economic recession and recent credit crisis, we stand with a strong capital structure which includes excess cash reserves, significant revolver availability with an expiration of February 2011, fixed-rate long-term debt which doesn’t expire until 2013 and a strong free cash flow business profile. We believe our liquidity strength will enable us to withstand this downturn as well. Further, we are managing our business through this cycle with a lower fixed cost footprint than prior cycles and are aggressively reducing our fixed cost base further as we strategically reorganize our North American hoist and rigging operations.  The process includes the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures will result in a reduction of approximately 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $9 - $11 million with 80% of the total $9 - $11 million of restructuring charges occurring in fiscal 2010. These costs are being recognized beginning in the second quarter of fiscal 2010 and will continue into early fiscal 2011. During the first quarter of fiscal 2010, also in accordance with our strategy, we consolidated our North American sales force and offered certain employees an incentive to voluntarily retire early. The early retirement program consisted of two benefits: a paid leave of absence and an enhanced pension benefit.

Additionally, our revenue base now is more geographically diverse than in our Company’s history, with over 40% derived outside the U.S., which we believe will help to balance the impact of changes that will occur in different global economies at different times. As in the past, we monitor U.S. Industrial Capacity Utilization as an indicator of anticipated U.S. demand for our product. This statistic weakened significantly between September 2008 and June 2009, but has since consistently improved for each of the three months ended September 2009 by over 250 basis points. In addition, we continue to monitor the potential impact of other global and U.S. trends, including European industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity in a variety of end-user markets around the globe.

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

We continuously monitor market prices of steel. We utilize approximately $25,000 to $30,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. Our steel costs have been relatively stable during this quarter.

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

We continue to operate in a highly competitive and global business environment effectively managing through a global economic slowdown. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we are weathering this downturn with our strong capital structure, including a solid cash position and flexible cost base, aggressively addressing costs and implementing cost control measures and restructuring to buffer the impact on current margins.

Results of Operations

Three Months and Six Months Ended September 30, 2009 and September 28, 2008

Net sales in the fiscal 2010 quarter ended September 30, 2009 were $115,234, down $39,446 or 25.5% from the fiscal 2009 quarter ended September 28, 2008 net sales of $154,680. Net sales for the six month period ended September 30, 2009 were $234,242, down $71,602 or 23.4% from the six months ended September 28, 2008 net sales of $305,844. The fiscal 2010 results include sales of Pfaff-silberblau, which was acquired October 1, 2008, of $17,861 and $35,482 in the quarter and six months ended September 30, 2009, respectively. Excluding the sales of Pfaff-silberblau, sales decreased $57,307 or 37% and $107,084 or 35% in the quarter and six month periods, respectively. For the quarterly period, net sales were positively impacted $1,300 by price increases, $2,400 for an additional shipping day and negatively impacted $59,600 by decreased volume due to continued weakness in the global economy. For the six months period sales were positively impacted by $3,575 of price increases, $2,400 for an additional shipping day and negatively impacted by $107,525 of decreased volume due to continued weakness in the global economy. Translation of foreign currencies contributed $1,400 and $5,600 toward the decrease in sales for the quarter and six month period, respectively.

Gross profit in the fiscal 2010 quarter ended September 30, 2009 was $28,051, down $17,521 or 38.4% from the fiscal 2009 quarter ended September 28, 2008 gross profit of $45,572. Gross profit margin decreased to 24.3% in the fiscal 2010 second quarter from 29.5% compared to the same period in fiscal 2009. Gross profit in the six month period ended September 30, 2009 was $57,481, down $36,616 or 38.9% from the six month period ended September 28, 2008 gross profit of $94,097. Gross profit margin decreased to 24.5% in the six month period ended September 30, 2009 from 30.8% in the six month period ended September 28, 2008. The decline in gross profit margin was due mostly to lower volume in all markets as well as $500 related to the consolidation of our North American hoist and rigging operations and $2,900 for an atypical product liability reserve. The translation of foreign currencies had a $500 and $1,300 negative impact on gross profit for the quarter and six month period, respectively.

Selling expenses were $15,605 and $17,164 in the fiscal year second quarter 2010 and 2009, respectively. Selling expenses for the six-months ended Fiscal 2010 and 2009 were $32,082 and $35,366 respectively. Decreases in the current quarter and the first half of the current fiscal year reflect aggressive efforts to reduce or eliminate costs, as well as $700 lower salaries and commissions on lower sales volume, despite the addition of $2,700 of expenses associated with the Pfaff business and continued investments in emerging markets. Additionally, foreign currency translation had a $300 favorable impact on selling expenses for the quarter.  As a percentage of consolidated net sales, selling expenses were 13.5% and 11.1% for the fiscal year second quarter 2010 and 2009, respectively. Selling expenses were 13.7% and 11.6% for the six months ended fiscal year 2010 and 2009 respectively.

General and administrative expenses were $8,731, $9,446, $17,192 and $19,347 in the fiscal 2010 and 2009 quarters and the six-month periods then ended, respectively. An additional $1,100 and $1,700 of expenses for the current quarter and the six months ended, respectively; associated with the Pfaff business and continuation of investments in new product development were more than offset by benefits from aggressive cost reduction activities. During the current quarter general and administrative expenses were favorably impacted by a $600 reduction in bad debt expenses. Additionally, foreign currency translation had a $100 favorable impact on general and administrative expense in the quarter and $400 favorable impact on the six months ended September 30, 2009. As a percentage of consolidated net sales, general and administrative expenses were 7.6%, 6.1%, 7.3% and 6.3% in the fiscal 2010 and 2009 quarters and the six-month periods, respectively.

Restructuring charges were $2,694, $155, $8,532, and $155 in the fiscal 2010 and 2009 quarters and the six-month periods then ended, respectively. The fiscal 2010 restructuring costs for the three-month period include $950 of non-cash fixed asset impairment charges, $1,181 in expense for severance costs related to salaried and union workforce reductions, $418 of pension plan curtailment charges and $145 of other costs related to our reorganization plan. Costs for the six-month period of fiscal 2010 include the above items, as well as both voluntary ($5,404) and involuntary ($434) termination benefits related to workforce reductions in our North American sales force reorganization and other salaried workforce reductions. The fiscal 2009 restructuring costs were related to the consolidation of a U.S. crane manufacturing facility into another existing crane manufacturing facility.

Amortization of intangibles was $478, $29, $918, and $56 in the fiscal 2010 and 2009 quarters and the six-month periods then ended, respectively. The increase was the result of amortization of intangibles acquired in the Pfaff-silberblau acquisition.

Interest and debt expense was $3,407, $3,132, $6,744, and $6,325 in the fiscal 2010 and 2009 quarters and the six-month periods then ended, respectively. The increase was the result of higher debt levels in fiscal 2010 from debt assumed upon the acquisition of Pfaff-silberblau.

Income tax (benefit) expense as a percentage of (loss) income from continuing operations before income tax (benefit) expense was -13.5%, 35.9%, 22.2% and 35.8% in the fiscal 2010 and 2009 quarters and the six-month periods then ended, respectively. The percentages vary from the U.S. statutory rate due to varying effective tax rates at the Company’s foreign subsidiaries, the jurisdictional mix of taxable income forecasted for these subsidiaries, and the impact of U.S. state franchise taxes unrelated to income.

Income (loss) from discontinued operations, net of tax, was $0, $130, $133 and ($1,966) in the fiscal 2010 and 2009 quarters and the six-month periods then ended, respectively. The fiscal 2009 six-month period loss was related primarily to the Univeyor business that was divested in July 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled $54,337 at September 30, 2009, an increase of $15,101 from the March 31, 2009 balance of $39,236.

Net cash provided by operating activities was $23,941 for the six months ended September 30, 2009 compared with $29,029 for the six months ended September 28, 2008. The net cash provided by operating activities for the six months ended September 30, 2009 was primarily the result of $22,784 of cash provided by changes in operating assets and liabilities driven by a $13,111 decrease in accounts receivable, a $10,675 decrease in inventory and a $7,508 increase in accrued and non-current liabilities, which were partially offset by an $9,715 decrease in accounts payable. The changes in accounts receivable, inventory and accounts payable were the result of the decline in net sales due to the continued weakness in the global economy. The increase in accrued and non-current liabilities was primarily the result of increased restructuring, product liability and pension accruals. The positive effect on cash from non-cash charges of $6,142 for depreciation and amortization, $1,209 for stock-based compensation, and $950 for restructuring, were largely offset by a net loss of $5,129 and a $2,098 negative effect on cash from a non-cash benefit from deferred income taxes. The net cash provided by operating activities for the six months ended September 28, 2008 is primarily the result of $22,273 of income from continuing operations plus non-cash charges for depreciation and amortization of $4,512, deferred income taxes of $8,016, and $591 of other non-cash charges. These amounts were partially offset by $4,149 of cash used for changes in operating assets and liabilities, primarily the result of a $5,301 increase in inventory. The increase in inventory resulted from support for penetration of new European markets, upcoming new product launches, longer-duration projects and timing of offshore purchases. Net cash used by operating activities from discontinued operations, attributable to our former Univeyor A/S business, was $2,214 for the six months ended September 28, 2008.

Net cash used by investing activities was $6,387 for the six months ended September 30, 2009 compared with $4,166 for the six months ended September 28, 2008. The net cash used by investing activities from continuing operations for the six months ended September 30, 2009 consisted of $4,028 for capital expenditures and $2,492 for the net purchases of marketable securities. The net cash used by investing activities from continuing operations for the six ended September 28, 2008 consisted of $5,014 used for capital expenditures and $686 for the net purchases of marketable securities, partially offset by $1,269 of proceeds from the sale of facilities and surplus real estate. Net cash provided by investing activities from discontinued operations, primarily attributable to payments received on our note receivable related to our 2002 sale of Automatic Systems, Inc, was $133 and $265 for the six months ended September 30, 2009 and September 28, 2008, respectively.

Net cash used by financing activities was $3,004 for the six months ended September 30, 2009 compared with $13,924 for the six months ended September 28, 2008. The net cash used by financing activities for the six months ended September 30, 2009 consisted primarily of $3,224 of net debt payments and $188 of deferred financing fees, partially offset by $177 of proceeds from stock options exercised and $231 from the change in ESOP debt guarantee. The net cash provided by financing activities from continuing operations for six months ended September 28, 2008 consisted primarily of $391 of proceeds from stock options exercised, $187 of tax benefit from exercise of stock options and $254 from the change in ESOP debt guarantee, partially offset by $144 of net debt repayments. Net cash used by financing activities from discontinued operations, primarily attributable to the repayment of amounts outstanding on lines of credit and fixed term bank debt of our former Univeyor A/S business, was $14,612 for the six months ended September 28, 2008.

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

The unused portion of the Revolving Credit Facility totaled $68,214, net of outstanding borrowings of zero and outstanding letters of credit of $6,786 as of September 30, 2009. Interest is payable at a Eurodollar Rate or a prime rate plus an applicable margin determined by our senior leverage ratio. At our current senior leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments.  We amended our Revolving Credit Facility on May 19, 2009 and September 30, 2009. The credit facility was amended on May 19, 2009 to increase the amount of restructuring charges to be excluded from the fixed charge coverage ratio covenant calculation. On September 30, 2009 the credit facility was amended to allow “PILOT leases” as part of a tax abatement program which provides future local property tax savings in the state of Tennessee. The financial covenants are limited to a senior leverage ratio and a fixed charge coverage ratio with which we are in compliance as of September 30, 2009.

While we have begun to see improvement in incoming order trends over the past few months, we have no assurance that this will continue.  As we execute investment in our ongoing facility consolidation activities at the planned pace and if order trends fail to continue at the current pace or other unexpected events occur, there is an increased likelihood that the Company could fail the fixed charges coverage ratio contained in the Revolving Credit Facility for our third quarter ended December 31, 2009.    The fixed charges coverage ratio is defined as consolidated cash flow to consolidated fixed charges, as defined within the Revolving Credit Facility. We are required to maintain a minimum fixed charges coverage ratio of 1.25 to 1.00. Accordingly, while a variety of alternatives are available to us, our preferred path is to build flexibility within our bank agreement given the current strength of our balance sheet, liquidity and cash flows. To accomplish that we have initiated discussions to renew or amendment of our credit facilities by the end of the third quarter and, while no absolute assurance can be given, management believes that this is an achievable objective.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124,855 at September 30, 2009 and are due November 1, 2013. Provisions of the 8 7/8% Notes include limitations on indebtedness, asset sales, and dividends and other restricted payments. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

Our capital lease obligations related to property and equipment leases amounted to $8,283 at September 30, 2009. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of September 30, 2009, significant unsecured credit lines totaled approximately $7,758, of which $1,176 was drawn.

In addition to the above facilities, our foreign subsidiaries have certain secured credit lines. As of September 30, 2009, significant secured credit lines totaled $3,220, of which $293 was drawn.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the six months ended September 30, 2009 and September 28, 2008 were $4,028 and $5,014, respectively. We expect capital spending for fiscal 2010 to be approximately $8,000 to $9,000 compared with $12,245 in fiscal 2009. Capital expenditures for fiscal 2010 primarily consist of investments required to accommodate facility consolidation and new product development activities.

Goodwill impairment testing

We test goodwill for impairment at least annually or more frequently whenever events or circumstances indicate that there is potential for impairment.  We currently have four reporting units of which two carry goodwill as of September 30, 2009. One of the reporting units, which has $9,954 of goodwill and represented less than 10% of consolidated revenue for the quarter ended, was more negatively impacted by the current global economic slow down. Key performance indicators for the unit such as: revenue, operating and net income, and cash flows were below budget and prior year levels for the six months ended September 30, 2009 and are not expected to recover to previous levels in the near term. Accordingly, we performed Step I impairment testing as of the end of the second quarter.  Step 1 testing was not considered necessary for the other reporting unit because, based on testing performed for prior year end, fair value of the reporting unit sufficiently exceeded book value and no risk of impairment existed at September 30, 2009.

The goodwill impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill.  If the carrying amount of the reporting unit is less than the reporting unit’s fair value no impairment is recognized and Step two of the goodwill impairment testing is not necessary.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and judgmental factors.  The key estimates and factors used in our discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows.  The annual growth rate for revenue of this reporting unit during the first five years of our projections ranged from 6.5% to 8.0%, reaching historical levels by FY 2015. The terminal value was calculated assuming projected growth rates of 2.0% after five years which reflects our estimate of long-term gross domestic product growth.  Operating profit margins were projected to return to historical levels by between fiscal 2013 and fiscal 2014, driven by volume increases. No significant changes were noted to the estimated weighted-average cost of capital rate used at year-end for the consolidated Company which was 13.5% calculated based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization.  We also considered additional risks for the reporting unit achieving its forecasts, and adjusted the weighted-average cost of capital applied when determining its estimated fair value.  The weighted-average cost of capital used for this particular reporting unit as of the September 30, 2009 was 15%. Based on our current assessment, fair value of the reporting unit exceeded book value by 6%. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests.  For example, a decline in the terminal growth rate greater than 50 basis points or an increase in the weighted-average cost of capital greater than 50 basis points would indicate impairment for this reporting unit as of September 30, 2009.

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

Effects of New Accounting Pronouncements

Effective July 1, 2009, we adopted ASC Topic 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

On April 1, 2009 we adopted the provisions of ASC Topic 855 “Subsequent Events”, which establishes principles and requirements for subsequent events. These provisions set forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, as well as the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The adoption of these provisions did not have a material impact on our consolidated financial position or results of operations. We have evaluated subsequent events through November 6, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our condensed consolidated financial statements as a result of our subsequent events evaluation. Refer to Note 19 for disclosure of subsequent events.

On April 1, 2009, we adopted the additional guidance issued under ASC Topic 820 through the issuance of  FSP Statement of Financial Accounting Standards (“SFAS”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 amends ASC Topic 820 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FSP SFAS No. 157-4 also supersedes FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” Disclosures required by this codification update are included in Notes 4, 8 and 9.

On April 1, 2009, we adopted the additional guidance issued under ASC Topic 320 and ASC Topic 325 through the issuance of FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 / 124-2”). This FSP extends existing disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements. FSP SFAS 115-2 / 124-2 also provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available for sale or held to maturity. Equity securities are excluded from the scope the FSP’s recognition and measurement provisions.  Refer to Note 6 for disclosures required as a result of the adoption of this codification update.

On April 1, 2009, we adopted additional guidance issued under ASC Topic 825 “Financial Instruments” through the issuance of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”) which requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. These provisions also require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations or cash flows. Disclosures required by this codification update are included in Notes 4, 8 and 9.

On April 1, 2009, we adopted the additional guidance issued under ASC Topic 815 “Derivatives and Hedging” through the issuance of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations or cash flows.

On April 1, 2009, we adopted of the additional guidance issued under ASC Topic 810 ‘Consolidation”, through the issuance of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51”, which establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this codification update did not have an impact on our consolidated financial position, results of operations or cash flows.

On April 1, 2008, we adopted the additional guidance issued under ASC Topic 715 “Compensation – Retirement Benefits” through the issuance of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with this codification update, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. The provisions of EITF 6-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 6-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.  The adoption of this EITF did not have a significant impact on our financial position, results of operations or cash flows, basic or diluted per share amounts.

On April 1, 2009, we adopted the provisions of ASC Topic 805 “Business Combinations”, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. We adopted these provisions effective April 1, 2009 for future acquisitions and for deferred tax adjustments related to acquisitions completed before its effective date.

In December 2008, the FASB issued additional guidance under ASC Topic 715 to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in ASC Topic 820. This requirement is applicable for fiscal years ending after December 15, 2009. We will comply with these disclosure provisions after its effective date. We do not expect the adoption of this requirement to have a material impact on our consolidated financial position, results of operations or cash flows.

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

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no other material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – none.

Item 3.	Defaults upon Senior Securities – none.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on July 27, 2009, the stockholders approved the following:

(a)  A proposal to elect directors of the Company as follows:

9,520,062 votes cast for:	Timothy T. Tevens;
9,529,812 votes cast for:	Richard H. Fleming;
9,529,595 votes cast for:	Ernest R. Verebelyi;
9,452,495 votes cast for:	Wallace W. Creek;
9,530,671 votes cast for:	Stephen Rabinowitz;
9,454,839 votes cast for:	Linda A. Goodspeed;
9,557,821 votes cast for:	Nicholas T. Pinchuk;
9,636,899 votes cast for:	Liam G. McCarthy;
9,637,352 votes cast for:	Christian B. Ragot.

(b) The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 2010.

Votes for:	18,336,033
Votes against:	274,633
Abstentions:	2,652

Item 5.        Other Information – none.

Item 6.	Exhibits

Exhibit 10.1
Third amendment, dated as of September 30, 2009 to that certain Third Amended and Restated Credit Agreement, dated as of March 16, 2006 among Columbus McKinnon Corporation, the Guarantors named therein, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: November 6, 2009	/s/ Karen L. Howard
Karen L. Howard
Vice President and Chief Financial Officer
(Principal Financial Officer)