Form 10-Q
period 2010-01-29
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; AUDUBON EUROPE S A R L; COLUMBUS MCKINNON CORP
filed 2010-01-29
CIK 1062624, 1263400, 1263401, 1005229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended December 31, 2009
or

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

The number of shares of common stock outstanding as of December 31, 2009 was:  19,112,106 shares.

FORM 10-Q INDEX
COLUMBUS McKINNON CORPORATION
December 31, 2009

Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(unaudited)
ASSETS:	(In thousands)
Current assets:
Cash and cash equivalents	$51,034	$39,236
Trade accounts receivable less allowance for doubtful accounts ($4,512 and $5,338, respectively)	65,105	80,168
Inventories	85,696	100,621
Prepaid expenses	16,647	18,115
Total current assets	218,482	238,140
Property, plant, and equipment, net	60,243	62,102
Goodwill and other intangibles, net	127,037	125,080
Marketable securities	30,860	28,828
Deferred taxes on income	36,607	32,521
Other assets	3,991	4,993
Total assets	$477,220	$491,664

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Notes payable to banks	$1,003	$4,787
Trade accounts payable	22,476	33,298
Accrued liabilities	50,193	50,443
Restructuring reserve	4,194	1,302
Current portion of long-term debt	1,165	1,171
Total current liabilities	79,031	91,001
Senior debt, less current portion	6,538	7,073
Subordinated debt	124,855	124,855
Other non-current liabilities	81,323	86,881
Total liabilities	291,747	309,810
Shareholders' equity:
Voting common stock; 50,000,000 shares authorized; 19,112,106 and 19,046,930 shares issued, respectively	191	190
Additional paid-in capital	182,011	180,327
Retained earnings	34,418	41,891
ESOP debt guarantee	(1,963)	(2,309)
Accumulated other comprehensive loss	(29,184)	(38,245)
Total shareholders' equity	185,473	181,854
Total liabilities and shareholders' equity	$477,220	$491,664

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 28,	December 31,	December 28,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net sales	$118,971	$165,076	$353,213	$470,920
Cost of products sold	92,146	120,285	268,907	332,032
Gross profit	26,825	44,791	84,306	138,888

Selling expenses	15,791	19,861	47,873	55,227
General and administrative expenses	9,471	8,630	26,663	27,977
Restructuring charges	3,616	990	12,148	1,145
Amortization of intangibles	490	421	1,408	477
	29,368	29,902	88,092	84,826

Loss (income) from operations	(2,543)	14,889	(3,786)	54,062
Interest and debt expense	3,257	3,604	10,001	9,929
Investment (income) loss	(361)	3,335	(966)	3,158
Foreign currency exchange loss (gain)	6	1,759	(633)	2,548
Other income, net	(2,059)	(761)	(2,040)	(3,194)
(Loss) income from continuing operations before income tax (benefit) expense	(3,386)	6,952	(10,148)	41,621
Income tax (benefit) expense	(909)	2,454	(2,409)	14,850
(Loss) income from continuing operations	(2,477)	4,498	(7,739)	26,771
Income (loss) from discontinued operations - net of tax	133	(685)	266	(2,651)
Net (loss) income	(2,344)	3,813	(7,473)	24,120
Retained earnings - beginning of period	36,762	141,933	41,891	122,400
Change in accounting principle (note 18)	-	-	-	(774)
Retained earnings - end of period	$34,418	$145,746	$34,418	$145,746

Average basic shares outstanding	18,980	18,876	18,952	18,851
Average diluted shares outstanding	18,980	19,064	18,952	19,161

Basic income per share:
(Loss) income from continuing operations	$(0.13)	$0.24	$(0.40)	$1.42
Income (loss) from discontinued operations	0.01	(0.04)	0.01	(0.14)
Net (loss) income	$(0.12)	$0.20	$(0.39)	$1.28

Diluted income per share:
(Loss) income from continuing operations	$(0.13)	$0.24	$(0.40)	$1.40
Income (loss) from discontinued operations	0.01	(0.04)	0.01	(0.14)
Net (loss) income	$(0.12)	$0.20	$(0.39)	$1.26

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	December 31,	December 28,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(7,473)	$24,120
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations	(266)	2,651
Depreciation and amortization	9,231	7,521
Deferred income taxes	(4,054)	8,684
(Gain) loss on sale of real estate/investments	(1,994)	2,943
Gain on early retirement of bonds	-	(300)
Stock-based compensation	1,527	1,001
Amortization/write-off of deferred financing costs	460	449
Non-cash restructuring charges	950	-
Changes in operating assets and liabilities net of effects of business acquisitions and divestitures:
Trade accounts receivable	15,672	10,577
Inventories	15,721	(4,372)
Prepaid expenses	1,510	(775)
Other assets	410	997
Trade accounts payable	(10,783)	(2,581)
Accrued and non-current liabilities	(3,769)	(6,532)
Net cash provided by operating activities from continuing operations	17,142	44,383
Net cash used by operating activities from discontinued operations	-	(3,082)
Net cash provided by operating activities	17,142	41,301

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	3,246	338
Purchases of marketable securities	(3,171)	(2,277)
Capital expenditures	(5,916)	(8,504)
Purchase of businesses, net of cash acquired	-	(53,261)
Proceeds from sale of businesses or assets	3,380	1,269
Net cash used by investing activities from continuing operations	(2,461)	(62,435)
Net cash provided by investing activities from discontinued operations	266	448
Net cash used by investing activities	(2,195)	(61,987)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	201	391
Net payments under revolving line-of-credit agreements	(3,784)	(5,067)
Repayment of debt	(392)	(6,871)
Other	158	567
Net cash used by financing activities from continuing operations	(3,817)	(10,980)
Net cash used by financing activities from discontinued operations	-	(14,612)
Net cash used by financing activities	(3,817)	(25,592)
Effect of exchange rate changes on cash	668	(7,743)
Net change in cash and cash equivalents	11,798	(54,021)
Cash and cash equivalents at beginning of period	39,236	75,994
Cash and cash equivalents at end of period	$51,034	$21,973

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 28,	December 31,	December 28,
	2009	2008	2009	2008
	(In thousands)

Net (loss) income	$(2,344)	$3,813	$(7,473)	$24,120
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(863)	(4,900)	7,047	(11,591)
Unrealized loss on derivatives qualifying as hedges, net of deferred tax benefit of ($21), $0, ($21) and $0	(35)	-	(35)	-
Unrealized (loss) gain on investments:
Unrealized holding (loss) gain arising during the period, net of deferred tax (benefit) of ($72), ($1,262), $1,135 and ($1,996)	(133)	(2,344)	2,108	(3,707)
Reclassification adjustment for (gain) loss included in net (loss) income, net of deferred tax (benefit) of ($32), $1,954, ($32) and $2,164	(60)	3,629	(59)	4,019
	(193)	1,285	2,049	312
Total other comprehensive (loss) income	(1,091)	(3,615)	9,061	(11,279)
Comprehensive (loss) income	$(3,435)	$198	$1,588	$12,841

See accompanying notes to condensed consolidated financial statements.

COLUMBUS McKINNON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollar amounts in thousands, except share data)
December 31, 2009

1. Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at December 31, 2009, the results of its operations for the three and nine-month periods ended December 31, 2009 and December 28, 2008, and cash flows for the nine-month periods ended December 31, 2009 and December 28, 2008, have been included. Results for the period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2009.

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

2. Acquisitions

On October 1, 2008, the Company acquired Pfaff Beteiligungs GmbH (“Pfaff-silberblau” or “Pfaff”), a Kissing, Germany based company with a leading European position in lifting, material handling and actuator products. Pfaff had revenue of approximately $90,000 USD in calendar 2007. This strategic acquisition continues the execution of the Company’s strategic plan to grow its revenue in complementary product lines and also broaden that revenue in international markets. Pfaff-silberblau complements the Company’s existing material handling business in Europe and the U.S. and creates a global actuator business when combined with the Company’s U.S. based Duff-Norton actuator business. The Company is creating value from this acquisition through integrating the Pfaff business with the Columbus McKinnon European and U.S. based material handling businesses and Duff-Norton. Value is being created by cross selling products among these groups as well as reducing costs through business integration and procurement activities. The results of Pfaff-silberblau are included in the Company’s consolidated financial statements from the date of acquisition.

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

3. Divestitures

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

Income from discontinued operations presented herein includes payments received on a note receivable related to the fiscal 2002 disposal of Automatic Systems, Inc. Due to the uncertainty surrounding the financial viability of the debtor, the note has been recorded at the estimated net realizable value of $0.

Summarized statements of operations for discontinued operations follows:

	Three Months Ended		Nine Months Ended
	December 31,	December 28,	December 31,	December 28,
	2009	2008	2009	2008
Net sales	$-	$-	$-	$8,982
Gain (loss) from operations before income tax	214	(1,136)	428	(2,359)
Income tax (benefit) expense	81	(451)	162	(288)
Gain (loss) from operations, net of tax	133	(685)	266	(2,071)
Loss on sale of discontinued operations	-	-	-	(14,627)
Gain (loss) from discontinued operations	133	(685)	266	(16,698)
Tax benefit from sale	-	-	-	14,047
Gain (loss) from discontinued operations, net of tax	$133	$(685)	$266	$(2,651)

During fiscal 2010, as part of the continuing strategic evaluation of its businesses, the Company determined that its American Lifts business no longer provided a strategic fit with its long-term growth and operational objectives. The American Lifts business manufactured powered lift tables which enhance workplace ergonomics and were sold primarily to customers in the general manufacturing, construction, and air cargo industries. On October 30, 2009, the Company sold this business to a strategic buyer for $2,400 in cash. A $1,055 pre-tax gain on the sale is included in other income, net in the Company’s consolidated statements of operations for the three-month and nine-month periods ended December 31, 2009. American Lifts has not been treated as a discontinued operation as its results from operations were immaterial to the overall financial results of the Company.

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

ASC Topic 820-10-35-37 establishes a hierarchy for inputs that may be used to measure fair value. Level 1 is defined as quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Company’s marketable securities is based on Level 1 inputs. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The Company primarily uses readily observable market data in conjunction with internally developed discounted cash flow valuation models when valuing its derivative portfolio and, consequently, the fair value of the Company’s derivatives is based on Level 2 inputs.  As of December 31, 2009, the Company’s assets and liabilities measured at fair value on recurring bases were as follows:

		Fair value measurements at reporting date using
Description	At December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$30,860	$30,860	$-	$-
Accrued severance costs	(4,194)	-	-	(4,194)
Property, plant, and equipment	175	-	-	175
Derivative liabilities	(1,979)	-	(1,979)	-

Assets that are measured on a nonrecurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement”, as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations”.  Non-recurring fair value measurements made during the nine months ended December 31, 2009 used in the testing of goodwill for impairment, to determine the write-down of fixed assets to their estimated fair values in connection with the Company’s restructuring plan, and to measure the fair value of certain termination benefits offered to employees as part of the Company’s restructuring plan.

The Company applied the provisions of ASC Topic 350-20-35-1 during the goodwill impairment test performed as of September 30, 2009. Step I of the goodwill impairment test consisted of determining a fair value for the Company’s Duff- Norton reporting unit. The fair values for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a discounted cash flow valuation model to estimate the fair value of its Duff-Norton reporting unit, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation model include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows. See Note 7 of the condensed consolidated financial statements for the results of the Company’s September 30, 2009 goodwill impairment test.

The write-down of fixed assets to their estimated fair market values, as shown above, related to the closure of two manufacturing facilities and the significant downsizing of a third facility in connection with the Company’s restructuring plan. The fair value was determined based on management’s best estimate of the realizability of the assets, using Level 3 inputs given the lack of observable market data for the assets. The net book value of the assets was $1,125, and their estimated fair market value was $175.

During the nine months ended December 31, 2009 the Company offered termination benefits to certain employees in connection with its restructuring plan and the liabilities measured and recorded during the period have been determined based upon their ultimate payment amounts, which approximate fair value as determined using Level 3 inputs.

5. Inventories

Inventories consisted of the following:
	December 31,	March 31,
	2009	2009
At cost - FIFO basis:
Raw materials	$39,492	$49,697
Work-in-process	11,332	12,497
Finished goods	54,698	59,896
	105,522	122,090
LIFO cost less than FIFO cost	(19,826)	(21,469)
Net inventories	$85,696	$100,621

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

6. Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other-than-temporary. In such instances, the unrealized losses are reported in the consolidated statements of operations and retained earnings within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations and retained earnings.

The marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.  The marketable securities are not available for general working capital purposes.

In accordance with ASC Topic 320-10-35-30 “Investments – Debt & Equity Securities – Subsequent Measurement,” the Company reviews its marketable securities for declines in market value that may be considered other-than-temporary. The Company generally considers market value declines to be other-than-temporary if they are declines for a period longer than six months and in excess of 20% of original cost, or when other evidence indicates impairment.  There were no other-than-temporary impairments for the nine-months ended December 31, 2009.  As a result of the decline in the financial markets, other-than-temporary impairments resulted in the recognition of a pre-tax charge to earnings of $3,628 and $4,014 for the three-months and nine-months ended December 28, 2008, which is classified within investment (income) loss in the Company’s consolidated statements of operations.

The following is a summary of available-for-sale securities at December 31, 2009:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$28,196	$2,674	$10	$30,860

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at December 31, 2009 are as follows:
	Aggregate	Unrealized
	Fair Value	Losses
Securities in a continuous loss position for less than 12 months	$926	$2
Securities in a continuous loss position for more than 12 months	454	8
	$1,380	$10

Net realized (gain) loss related to sales of marketable securities (excluding other-than-temporary impairments) were ($60), $1, ($59) and $5 in the three-month and nine-month periods ended December 31, 2009 and December 28, 2008, respectively. In December 2009, the Company used the proceeds from the sale $3,111 of marketable securities to settle one product liability insurance claim.

The following is a summary of available-for-sale securities at March 31, 2009:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$29,315	$394	$881	$28,828

7. Goodwill and Intangible Assets

Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at December 31, 2009 and March 31, 2009. The Duff-Norton reporting unit (which designs and manufactures industrial components such as mechanical and electromechanical actuators and rotary unions) has goodwill of $9,919 at December 31, 2009 and the Rest of Products reporting unit (representing the core hoist, chain, and forgings design, manufacturing, and distribution businesses) has goodwill of $96,500 at December 31, 2009.

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

Key performance indicators for the Duff-Norton reporting unit were below budget levels for the first six months of the current fiscal year. Accordingly, the Company performed a Step I test for goodwill impairment for the Duff-Norton reporting unit as of September 30, 2009. No goodwill impairment charges were required during the quarter ended September 30, 2009 as a result of completion of Step I testing. Fair value of the reporting unit exceeded book value by 6% and a decline in terminal growth rate greater than 50 basis points or an increase in the weighted-average cost of capital greater than 50 basis points would have indicated a potential impairment for this reporting unit at September 30, 2009. Step I was not considered necessary of the Rest of Products reporting unit because, based on testing performed at March 31, 2009, year end fair value of this reporting unit sufficiently exceeded book value and therefore no risk of impairment existed at September 30, 2009. As of December 31, 2009, the Company concluded that no indicators of goodwill impairment existed, so an interim test was not performed.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

A summary of changes in goodwill during the first nine months of fiscal 2010 is as follows:

Balance at April 1, 2009	$104,744
Currency translation	1,675
Balance at December 31, 2009	$106,419

Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

Intangible assets are summarized as follows:

	December 31, 2009			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$6,209	$425	$5,784	$5,743	$157	$5,586
Customer relationships	15,360	1,763	13,597	14,208	652	13,556
Other	1,507	270	1,237	1,342	148	1,194
Total	$23,076	$2,458	$20,618	$21,293	$957	$20,336

Based on the current amount of intangible assets, the estimated amortization expense for each of the fiscal years 2010 through 2014 is expected to be approximately $1,800.

8. Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss, or AOCL, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in cost of products sold. For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange loss (gain) in the Company’s consolidated statements of operations.

The Company has foreign currency forward agreements and a cross-currency swap in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $21,780, and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

In relation to certain of the derivative transactions discussed above, the Company issued a guarantee to a third party lender which secures any obligations of one of the Company’s wholly-owned foreign subsidiaries under the subsidiary’s agreement with the third party lender, regarding those derivative transactions.  The fair value of the derivative liabilities of the foreign subsidiary at December 31, 2009 relating to this guarantee was $1,689. In addition, the Company has foreign currency forward agreements in place to hedge changes in the value of booked foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $1,215 and all contracts mature within twelve months. These contracts are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a small portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivates is $1,382 and all contracts mature within twelve months.

The Company is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

The following is the pretax effect of derivative instruments on the condensed consolidated statement of operations for the nine months ended December 31, 2009:

Derivatives Designated as Cash Flow Hedges	Amount of (Gain) or Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Reclassified from AOCL into Income (Effective Portion)
Foreign exchange contracts	$56	Foreign currency exchange loss (gain)	-

Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
Foreign exchange contracts	Foreign currency exchange loss (gain)	$905

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of December 31, 2009:

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Liability
Foreign exchange contracts	Accrued Liabilities	$67

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Liability
Foreign exchange contracts	Accrued Liabilities	$1,912

9. Debt

The Company entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The new Revolving Credit Facility provides availability up to a maximum of $85,000.

The Revolving Credit Agreement has an initial term ending May 1, 2013, which can be extended to Dec 31, 2013 as long as the Company’s existing Senior Subordinated Notes are paid in full on or prior to May 1, 2013 from proceeds of permitted Indebtedness with a maturity of no earlier than January 5, 2014.

Provided there is no default, the Company may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000, subject to lender approval. The unused portion of the Revolving Credit Facility totaled $77,726, net of outstanding borrowings of $0 and outstanding letters of credit of $7,274, as of December 31, 2009.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s total leverage ratio amounting to 325 or 225 basis points, respectively, at December 31, 2009. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of December 31, 2009. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.75x through June 30, 2010 and 3.5x thereafter, and maximum annual capital expenditures of $15,000 in fiscal 2010 and $18,000 thereafter excluding capital expenditures required for a global ERP system.

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s Senior Subordinated Notes, which have a carrying value of $124,855 at December 31, 2009, have an approximate fair value of $126,104, based on quoted market prices. The Company incurred approximately $1,055 of deferred financing charges related to the refinancing of its credit agreement, which will be amortized over the life of the agreement.

The Company’s Notes payable to banks consist primarily of secured and unsecured international lines of credit.  The Company’s Senior debt consists of capital lease obligations as well as any borrowings under the Company’s Revolving Credit Facility, if any.

Refer to the Company’s consolidated financial statements included in its annual report on Form 10-K for the year ended March 31, 2009 for further information on the Company’s debt arrangements.

10. Restructuring Charges

In the nine-month period ended December 31, 2009, the Company continued its business reorganization plan. As part of that plan, the Company consolidated its North American sales force and offered certain of its employees an incentive to voluntarily retire early. The early retirement program consists of two benefits: a paid leave of absence and an enhanced pension benefit. Charges for the paid leave of absence of $3,826 were recorded in restructuring reserves during the nine-month period ended December 31, 2009. The payments are being made to the employees in installments on their regular pay dates. Charges for the enhanced pension benefit of $2,012 are recorded in long-term pension liabilities. Long-term pension liabilities are included in other non-current liabilities on the condensed consolidated balance sheets.

Furthermore, during fiscal 2010, as part of the business reorganization plan, the Company initiated strategic consolidation of its North American hoist and rigging operations.  The process includes the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures will result in a reduction of approximately 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $9 - $11 million with approximately 75% of the total $9 - $10 million of restructuring charges related to manufacturing facility consolidation expected in fiscal 2010. The Company expects the majority of these charges to relate to both one-time and ongoing termination benefit arrangements and in total, including charges for the early retirement program and paid leave of absence discussed above, to record approximately $13 million in restructuring charges for fiscal 2010. Rationalization of North American hoist and rigging operations and the significant downsizing of the third facility resulted in $950 of non-cash fixed asset impairment charges, $724 of other facility related costs, $4,218 in expense for severance costs related to salaried and union workforce reductions, and $418 of pension plan curtailment charges recognized in the nine-month period ended December 31, 2009.

Restructuring reserves were $4,194 as of December 31, 2009, consisting primarily of accrued severance costs.  The majority of the severance costs will be paid during fiscal 2010.

The following table provides a reconciliation of the fiscal 2010 activity related to restructuring reserves:

	Employee	Facility	Total
Reserve at April 1, 2009	$1,302	$-	$1,302
Restructuring charges	10,474	1,674	12,148
Cash payments	(5,152)	(724)	(5,876)
Reclassification of long-term pension liability	(2,430)	-	(2,430)
Reclassification of fixed asset impairment	-	(950)	(950)
Reserve at December 31, 2009	$4,194	$-	$4,194

11. Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension cost for the Company’s defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 28, 2008	December 31, 2009	December 28, 2008
Service cost	$983	$1,113	$2,948	$3,324
Interest cost	2,432	2,270	7,294	6,682
Expected return on plan assets	(1,717)	(2,299)	(5,150)	(6,897)
Net amortization	1,168	294	3,506	883
Net periodic pension cost	$2,866	$1,378	$8,598	$3,992

The increase in net periodic pension cost for the periods ended December 31, 2009 compared to the periods ended December 28, 2008 is primarily the result of an increase in the amortization of unrecognized losses due to the difference between the actual return on investments compared to the expected return from depressed asset values during fiscal 2009.

The Company currently plans to contribute approximately $18,000 to its pension plans in fiscal 2010.

The following table sets forth the components of net periodic postretirement benefit cost for the Company’s defined benefit postretirement plans:

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 28, 2008	December 31, 2009	December 28, 2008
Service cost	$-	$-	$1	$2
Interest cost	144	168	432	502
Amortization of plan net losses	73	115	218	346
Net periodic postretirement cost	$217	$283	$651	$850

For additional information on the Company’s defined benefit pension and postretirement benefit plans, refer to Note 12 in the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

12. Income Taxes

Income tax (benefit) expense as a percentage of (loss) income from continuing operations before income tax (benefit) expense was 26.8%, 35.3%, 23.7% and 35.7% in the fiscal 2010 and 2009 quarters and the nine-month periods ended December 31, 2009 and December 28, 2008, respectively. The Company estimates that its effective tax rate related to losses from continuing operations will be approximately 26%-27% for fiscal 2010. The percentages vary from the U.S. statutory rate due to varying effective tax rates at the Company’s foreign subsidiaries, the jurisdictional mix of taxable income forecasted for these subsidiaries, and the impact of U.S. state franchise taxes unrelated to income. The Company changed its forecasted effective tax rate for the full year of fiscal 2010 during the quarter ended December 31, 2009 primarily as a result of changes in its expectation of the jurisdictional mix of taxable income given its operating results year-to-date and the impact of U.S. state franchise taxes.

13. Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share (tabular amounts in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 28, 2008	December 31, 2009	December 28, 2008
Numerator for basic and diluted earnings per share:
Net (loss) income	$(2,344)	$3,813	$(7,473)	$24,120

Denominators:
Weighted-average common stock outstanding – denominator for basic EPS	18,980	18,876	18,952	18,851

Effect of dilutive employee stock options and awards	-	188	-	310

Adjusted weighted-average common stock outstanding and assumed conversions – denominator for diluted EPS	18,980	19,064	18,952	19,161

During the nine months ended December 31, 2009, a total of 35,500 shares of stock were issued upon the exercising of stock options related to the Company’s stock option plans, and 29,676 shares of stock were issued under the Company’s Long Term Incentive Plan to the Company’s non-executive directors as part of their annual compensation.  Options, restricted stock units, and performance shares with respect to approximately 855,000 and 463,000 shares were not included in the computation of diluted earnings per share for the periods ended December 31, 2009 and December 28, 2008, respectively, because they were anti-dilutive.

14. Business Segment Information

ASC Topic 280-10-50-10 establishes the standards for reporting information about operating segments in financial statements. Historically, the Company had two operating and reportable segments, Products and Solutions. The Solutions segment engaged primarily in the design, fabrication and installation of integrated material handling conveyor systems and service and in the design and manufacture of tire shredders, lift tables and light-rail systems. In fiscal 2009, the Company re-evaluated its operating and reportable segments in connection with the divestiture of its integrated material handling conveyor systems and service business. With this divestiture, and in consideration of the quantitative contribution of the remaining portions of the Solutions segment to the Company as a whole and its products-orientated strategic growth initiatives, the Company determined that it now has only one operating and reportable segment for both internal and external reporting purposes. As part of the organizational restructuring announced in response to adverse market conditions, the Company has reevaluated its reportable segments and continues to believe that it has only one reportable and operating segment.

15. Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

As of December 31, 2009	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$27,380	$28	$23,626	$—	$51,034
Trade accounts receivable	34,225	28	30,852	—	65,105
Inventories	29,276	15,505	43,612	(2,697)	85,696
Other current assets	4,688	1,014	10,101	844	16,647
Total current assets	95,569	16,575	108,191	(1,853)	218,482
Property, plant, and equipment, net	28,383	11,643	20,217	—	60,243
Goodwill and other intangibles, net	41,023	31,029	54,985	—	127,037
Intercompany	(69,875)	145,216	(76,993)	1,652	—
Other assets	33,099	5,761	32,598	—	71,458
Investment in subsidiaries	242,427	—	—	(242,427)	—
Total assets	$370,626	$210,224	$138,998	$(242,628)	$477,220

Current liabilities	31,713	11,853	35,666	(201)	79,031
Long-term debt, less current portion	124,855	2,530	4,008	—	131,393
Other non-current liabilities	28,585	13,848	38,890	—	81,323
Total liabilities	185,153	28,231	78,564	(201)	291,747
Shareholders' equity	185,473	181,993	60,434	(242,427)	185,473
Total liabilities and shareholders' equity	$370,626	$210,224	$138,998	$(242,628)	$477,220

For the Nine Months Ended December 31, 2009
Net sales	$143,453	$87,692	$141,946	$(19,878)	$353,213
Cost of products sold	118,303	70,933	99,549	(19,878)	268,907
Gross profit	25,150	16,759	42,397	—	84,306
Selling, general and administrative expenses	30,645	9,959	33,932	—	74,536
Restructuring charges	11,597	—	551	—	12,148
Amortization of intangibles	85	2	1,321	—	1,408
	42,327	9,961	35,804	—	88,092
(Loss) income from operations	(17,177)	6,798	6,593	—	(3,786)
Interest and debt expense	8,751	415	835	—	10,001
Other (income) and expense, net	(528)	(1,090)	(2,021)	—	(3,639)
(Loss) income from continuing operations before income tax (benefit) expense and equity in income of subsidiaries	(25,400)	7,473	7,779	—	(10,148)
Income tax (benefit) expense	(6,501)	2,196	1,896	—	(2,409)
Equity in income from continuing operations of subsidiaries	11,160	—	—	(11,160)	—
(Loss) income from continuing operations	(7,739)	5,277	5,883	(11,160)	(7,739)
Gain from discontinued operations	266	—	—	—	266
Net (loss) income	$(7,473)	$5,277	$5,883	$(11,160)	$(7,473)

For the Nine Months Ended December 31, 2009	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Operating activities:
Net cash provided (used) by operating activities	18,098	(1,475)	11,679	(11,160)	17,142

Investing activities:
Sale of marketable securities, net	—	—	75	—	75
Capital expenditures	(4,229)	(802)	(885)	—	(5,916)
Investment in subsidiaries	(11,160)	—	—	11,160	—
Proceeds from sale of assets	—	2,407	973	—	3,380
Net cash (used) provided by investing activities from continuing operations	(15,389)	1,605	163	11,160	(2,461)
Net cash provided by investing activities from discontinued operations	266	—	—	—	266
Net cash (used) provided by investing activities	(15,123)	1,605	163	11,160	(2,195)

Financing activities:
Proceeds from stock options exercised	201	—	—	—	201
Net payments under revolving line-of-credit agreements	—	(82)	(4,094)	—	(4,176)
Other	89	69	—	—	158
Net cash provided (used) by financing activities	290	(13)	(4,094)	—	(3,817)
Effect of exchange rate changes on cash	—	(119)	787	—	668
Net change in cash and cash equivalents	3,265	(2)	8,535	—	11,798
Cash and cash equivalents at beginning of period	24,115	30	15,091	—	39,236
Cash and cash equivalents at end of period	$27,380	$28	$23,626	$—	$51,034

As of March 31, 2009
Current assets:
Cash and cash equivalents	$24,115	$30	$15,091	$—	$39,236
Trade accounts receivable	46,358	37	33,773	—	80,168
Inventories	33,268	21,113	48,937	(2,697)	100,621
Other current assets	8,480	1,060	7,731	844	18,115
Total current assets	112,221	22,240	105,532	(1,853)	238,140
Property, plant, and equipment, net	29,001	11,995	21,106	—	62,102
Goodwill and other intangibles, net	41,016	31,031	53,033	—	125,080
Intercompany	(58,739)	140,495	(83,748)	1,992	—
Other assets	36,099	4,659	25,584	—	66,342
Investment in subsidiaries	222,102	—	—	(222,102)	—
Total assets	$381,700	$210,420	$121,507	$(221,963)	$491,664

Current liabilities	$33,767	$17,162	$39,933	$139	$91,001
Long-term debt, less current portion	124,855	2,597	4,476	—	131,928
Other non-current liabilities	41,224	13,895	31,762	—	86,881
Total liabilities	199,846	33,654	76,171	139	309,810
Shareholders' equity	181,854	176,766	45,336	(222,102)	181,854
Total liabilities and shareholders' equity	$381,700	$210,420	$121,507	$(221,963)	$491,664

For the Nine Months Ended December 28, 2008	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
Net sales	$228,521	$126,809	$149,362	$(33,772)	$470,920
Cost of products sold	169,209	96,677	99,918	(33,772)	332,032
Gross profit	59,312	30,132	49,444	—	138,888
Selling, general and administrative expenses	36,295	14,957	31,952	—	83,204
Restructuring charges	1,145	—	—	—	1,145
Amortization of intangibles	83	2	392	—	477
	37,523	14,959	32,344	—	84,826
Income from operations	21,789	15,173	17,100	—	54,062
Interest and debt expense	8,136	1,203	590	—	9,929
Other (income) and expense, net	(1,185)	(943)	4,640	—	2,512
Income from continuing operations before income tax expense and equity in income of subsidiaries	14,838	14,913	11,870	—	41,621
Income tax expense	5,959	5,919	2,972	—	14,850
Equity in income from continuing operations of subsidiaries	17,892	—	—	(17,892)	—
Income (loss) from continuing operations	26,771	8,994	8,898	(17,892)	26,771
Loss from discontinued operations (net of tax) before equity in income of subsidiaries	(420)	—	(2,231)	—	(2,651)
Equity in loss from discontinued operations of subsidiaries (net of tax)	(2,231)	—	—	2,231	—
Net income (loss)	$24,120	$8,994	$6,667	$(15,661)	$24,120

For the Nine Months Ended December 28, 2008
Operating activities:
Net cash provided (used) by operating activities from continuing operations	$36,874	$261	$25,140	$(17,892)	$44,383
Net cash (used) provided by operating activities from discontinued operations	(3,095)	—	(2,218)	2,231	(3,082)
Net cash provided (used) by operating activities	33,779	261	22,922	(15,661)	41,301

Investing activities:
Purchase of marketable securities, net	—	—	(1,939)	—	(1,939)
Capital expenditures	(4,351)	(1,176)	(2,977)	—	(8,504)
Investment in subsidiaries	(15,661)	—	—	15,661	—
Purchases of businesses, net	—	—	(53,261)		(53,261)
Proceeds from sale of assets	—	1,269	—	—	1,269
Net cash (used) provided by investing activities from continuing operations	(20,012)	93	(58,177)	15,661	(62,435)
Net cash provided by investing activities from discontinued operations	448	—	—	—	448
Net cash (used) provided by investing activities	(19,564)	93	(58,177)	15,661	(61,987)

Financing activities:
Proceeds from stock options exercised	391	—	—	—	391
Net (payments) borrowings under revolving line-of-credit agreements	(21,974)	—	16,907	—	(5,067)
Repayment of debt	(4,700)	(141)	(2,030)	—	(6,871)
Other	567	—	—	—	567
Net cash (used) provided by financing activities from continuing operations	(25,716)	(141)	14,877	—	(10,980)
Net cash (used) provided by financing activities from discontinued operations	(15,191)	—	579	—	(14,612)
Net cash (used) provided by financing activities	(40,907)	(141)	15,456	—	(25,592)
Effect of exchange rate changes on cash	—	170	(7,913)	—	(7,743)
Net change in cash and cash equivalents	(26,692)	383	(27,712)	—	(54,021)
Cash and cash equivalents at beginning of period	31,800	(341)	44,535	—	75,994
Cash and cash equivalents at end of period	$5,108	$42	$16,823	$—	$21,973

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability including related legal costs through March 31, 2027 and March 31, 2039 to range between $6,500 and $18,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $11,000 which has been reflected as a liability in the condensed consolidated financial statements as of December 31, 2009. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $500 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

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

On April 1, 2009 the Company adopted the provisions of ASC Topic 855 “Subsequent Events” which establishes principles and requirements for subsequent events. These provisions set forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, as well as the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of these provisions did not have a material impact on the Company’s consolidated financial position or results of operations. The Company has evaluated subsequent events through January 29, 2010, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. The Company made no significant changes to its condensed consolidated financial statements as a result of its subsequent events evaluation.

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

On April 1, 2009, the Company adopted the additional guidance issued under ASC Topic 815 “Derivatives and Hedging” through the issuance of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. The adoption of these provisions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On April 1, 2008, the Company adopted the additional guidance issued under ASC Topic 715 “Compensation – Retirement Benefits” through the issuance of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with this codification update, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 06-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.  The adoption of EITF 06-10 did not have a significant impact on the Company’s financial position, results of operations or cash flows, basic or diluted per share amounts.

On April 1, 2009, the Company adopted the provisions of ASC Topic 805 “Business Combinations” which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. The Company adopted these provisions effective April 1, 2009 for future acquisitions and for deferred tax adjustments related to acquisitions completed before its effective date.

In December 2008, the FASB issued additional guidance under ASC Topic 715 to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in ASC Topic 820. This requirement is applicable for fiscal years ending after December 15, 2009. The Company will comply with these disclosure provisions after its effective date. The Company does not expect the adoption of this requirement to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 2.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(Dollar amounts in thousands)

Executive Overview

We are a leading designer, marketer and manufacturer of a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and other attachments, actuators, rotary unions, and tire shredders serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads.

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquisitions. We developed our leading market position over our 135-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Ongoing initiatives include improving our productivity and increasing penetration of the European, Latin American, and Asian marketplaces. In accordance with our strategy, we have been investing in our Lean efforts across the Company, new product development and directed sales and marketing activities. Shareholder value will be enhanced through continued emphasis on improvement of the fundamentals including new product development, market expansion, manufacturing efficiency, cost containment, efficient capital investment and a high degree of customer satisfaction.

Over the course of its history, the Company has resiliently withstood many business cycles and its strong cash flow profile has helped it endure. Reflecting on the recent global economic recession and credit crisis, we stand with a strong capital structure which includes excess cash reserves, significant revolver availability with an expiration of May 2013, fixed-rate long-term debt which doesn’t expire until 2013 and a strong free cash flow business profile. We believe our liquidity strength will enable us to withstand this downturn as well. During the first quarter of fiscal 2010, we consolidated our North American sales force and offered certain employees an incentive to voluntarily retire early. The early retirement program consisted of two benefits: a paid leave of absence and an enhanced pension benefit. In furtherance of our strategic reorganization, we completed the sale of one of our less strategic businesses, American Lifts, generating $2.4 million of proceeds during the third quarter of fiscal 2010. Further, we are managing our business through this cycle with a lower fixed cost footprint than prior cycles and are aggressively reducing our fixed cost base further as we strategically reorganize our North American hoist and rigging operations.  The process includes the closure of two manufacturing facilities and the significant downsizing of a third facility, of which two of the three projects were completed in the third quarter of fiscal 2010. The closures will result in a reduction of approximately 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $9 - $11 million with approximately 75% of the total $9 - $10 million of restructuring charges related to manufacturing facility consolidation expected in fiscal 2010. These costs were being recognized beginning in the second quarter of fiscal 2010 and will continue into early fiscal 2011. We expect the majority of these charges to relate to both one-time and ongoing termination benefit arrangements and expect to record total restructuring charges, including costs related to the early retirement program and paid leave of absence, of approximately $13 million for fiscal 2010.

Additionally, our revenue base now is more geographically diverse than in our Company’s history, with over 40% derived outside the U.S., which we believe will help to balance the impact of changes that will occur in different global economies at different times. As in the past, we monitor U.S. Industrial Capacity Utilization as an indicator of anticipated U.S. demand for our product. This statistic weakened significantly between September 2008 and June 2009, but has since consistently improved for each of the six months ended December 31, 2009 by a total of over 300 basis points. In addition, we continue to monitor the potential impact of other global and U.S. trends, including European capacity utilization and industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity in a variety of end-user markets around the globe.

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

We continuously monitor market prices of steel. We utilize approximately $20,000 to $25,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. Our steel costs have been relatively stable during this quarter despite an increase in structural steel pricing experienced as the result of higher scrap surcharges and the outsourcing of cut-to-length processes in conjunction with our plant rationalization.

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

We continue to operate in a highly competitive and global business environment, effectively managing through a global economic cycle. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we are weathering this cycle with our strong capital structure, including a solid cash position and flexible cost base, aggressively addressing costs and implementing cost control measures and restructuring to buffer the impact on current margins.

Results of Operations

Three Months and Nine Months Ended December 31, 2009 and December 28, 2008

Net sales in the fiscal 2010 quarter ended December 31, 2009 were $118,971, down $46,105 or 27.9% from the fiscal 2009 quarter ended December 28, 2008 net sales of $165,076. Net sales for the nine month period ended December 31, 2009 were $353,213, down $117,707 or 25.0% from the nine months ended December 28, 2008 net sales of $470,920. The net sales for the nine month periods ended December 31, 2009 and December 28, 2008 include sales of Pfaff-silberblau, which was acquired October 1, 2008, of $52,502 and $26,839, respectively. Excluding the sales of Pfaff-silberblau, sales decreased $143,370 or 32.3% in the nine month period ended December 31, 2009. For the quarterly period, net sales were positively impacted $503 by price increases, $5,058 by foreign currency translation and negatively impacted $51,666 by decreased volume due to continued weakness in the global economy. For the nine month period excluding Pfaff-silberblau, sales were positively impacted by $4,077 of price increases and $2,455 for an additional shipping day and negatively impacted by $149,368 of decreased volume due to continued weakness in the global economy and $534 by foreign currency translation.

Gross profit in the fiscal 2010 quarter ended December 31, 2009 was $26,825, down $17,966 or 40.1% from the fiscal 2009 quarter ended December 28, 2008 gross profit of $44,791. Gross profit margin decreased to 22.5% in the fiscal 2010 third quarter from 27.1% compared to the same period in fiscal 2009. Gross profit in the nine month period ended December 31, 2009 was $84,306, down $54,582 or 39.3% from the nine month period ended December 28, 2008 gross profit of $138,888. Gross profit margin decreased to 23.9% in the nine month period ended December 31, 2009 from 29.5% in the nine month period ended December 28, 2008. The decline in gross profit margin was due mostly to lower volume in all markets as well as additional charges for the quarter and nine months ended December 31, 2009, respectively, related to the consolidation of our North American hoist and rigging operations and $2,900 for an atypical product liability reserve. The translation of foreign currencies had a $1,478 favorable and $282 unfavorable impact on gross profit for the quarter and nine month periods, respectively.

Selling expenses were $15,791 and $19,861 in the fiscal year third quarter 2010 and 2009, respectively. Selling expenses for the nine-months ended Fiscal 2010 and 2009 were $47,873 and $55,227, respectively. Decreases in the current quarter and the first nine months of the current fiscal year reflect aggressive efforts to reduce or eliminate costs, as well as $1,610 and $2,310 for the three and nine months ended December 31, 2009, respectively, of lower salaries, benefits and commissions on lower sales volume. Additionally, foreign currency translation had an $897 unfavorable and $167 of favorable impact on selling expenses for the three and nine months ended December 31, 2009, respectively.  As a percentage of consolidated net sales, selling expenses were 13.3% and 12.0% for the fiscal year third quarter 2010 and 2009, respectively. Selling expenses were 13.6% and 11.7% for the nine months ended fiscal year 2010 and 2009, respectively.

General and administrative expenses were $9,471, $8,630, $26,663, and $27,977 in the fiscal 2010 and 2009 quarters and the nine-month periods then ended, respectively. The increase in general and administrative expenses for the quarter ended December 31, 2009 was due primarily due to higher variable compensation expense of $1,486, and $300 of additional recruitment/relocation expenses, partially offset by $650 decrease in bad debt reserves and lower group health charge of $247 for fiscal 2010 compared fiscal 2009. Additionally, foreign currency translation had a $369 unfavorable and $61 favorable impact on general and administrative expenses for the three and nine month periods ended December 31, 2009. Decrease in the general and administrative expenses for the nine months ended December 31, 2009 compared to the same period prior year is primarily due to lower salaries and benefits as a result of the aggressive restructuring actions we have been implementing. As a percentage of consolidated net sales, general and administrative expenses were 8.0%, 5.2%, 7.5% and 5.9% in the fiscal 2010 and 2009 quarters and the nine-month periods, respectively.

Restructuring charges were $3,616, $990, $12,148, and $1,145 in the fiscal 2010 and 2009 quarters and the nine-month periods then ended, respectively. The fiscal 2010 restructuring costs for the three-month period include $3,045 in expense for severance costs related to workforce reductions, and $571 of other costs related to our reorganization plan. Costs for the nine-month period of fiscal 2010 include $950 of non-cash fixed asset impairment charges, the above items, as well as both voluntary $5,838 and involuntary $4,218 termination benefits related to workforce reductions in our North American sales force reorganization and other salaried workforce reductions, $724 of other costs related to our reorganization plan, and $418 of pension curtailment charges. The fiscal 2009 restructuring costs were $990 for severance related to workforce reductions and $155 for the consolidation of a U.S. crane manufacturing facility into another existing crane manufacturing facility.

Amortization of intangibles was $490, $421, $1,408, and $477 in the fiscal 2010 and 2009 quarters and the nine-month periods then ended, respectively. The increase was the result of amortization of intangibles acquired in the Pfaff-silberblau acquisition.

Interest and debt expense was $3,257, $3,604, $10,001, and $9,929 in the fiscal 2010 and 2009 quarters and the nine-month periods then ended, respectively. The decrease in the quarterly expense is the result of lower debt levels.

Investment (income) loss was ($361), $3,335, ($966), and $3,158 in the fiscal 2010 and 2009 quarters and the nine-month periods then ended, respectively. Fiscal 2009 included $3,628 and $4,014 of losses on investments deemed to be impaired on an other-than-temporary basis in the quarter and nine month periods, respectively.

Foreign currency exchange loss (gain) was $6, $1,759, ($633), and $2,548 in the fiscal 2010 and 2009 quarters and the nine-month periods then ended, respectively, as a result of foreign currency volatility related to purchases and intercompany debt.

Other income, net was ($2,059), ($761), ($2,040) and ($3,194) in the fiscal 2010 and 2009 quarters and the nine-month periods then ended, respectively. The increase in other income, net in the 2010 quarter compared to the prior year is due to additional gains on the sale of assets.  The decrease in the 2010 nine-month period compared to the 2009 nine-month period is the result of reduced interest income resulting from lower interest rates and lower average cash balance.

Income tax (benefit) expense as a percentage of (loss) income from continuing operations before income tax (benefit) expense was 26.8%, 35.3%, 23.7% and 35.7% in the fiscal 2010 and 2009 quarters and the nine-month periods ended December 31, 2009 and December 28, 2008, respectively. The percentages vary from the U.S. statutory rate due to varying effective tax rates at our foreign subsidiaries, the jurisdictional mix of taxable income forecasted for these subsidiaries, and the impact of U.S. state franchise taxes unrelated to income.

Income (loss) from discontinued operations, net of tax, was $133, ($685), $266, and ($2,651) in the fiscal 2010 and 2009 quarters and the nine-month periods then ended, respectively. The loss during the fiscal 2009 nine-month period ended December 28, 2008 related primarily to the Univeyor business that was divested in July 2008.

Liquidity and Capital Resources

Cash and cash equivalents totaled $51,034 at December 31, 2009, an increase of $11,798 from the March 31, 2009 balance of $39,236.

Net cash provided by operating activities from continuing operations was $17,142 for the nine months ended December 31, 2009 compared with $44,383 for the nine months ended December 28, 2008. The decrease was primarily due to lower operating performance on lower sales. The net cash provided by operating activities from continuing operations for the nine months ended December 31, 2009 was primarily the result of $18,761 of cash provided by changes in operating assets and liabilities, which was driven by a $15,672 decrease in accounts receivable and a $15,721 decrease in inventory.  These were partially offset by a $10,783 decrease in accounts payable and a $3,769 decrease in accrued and non-current liabilities. The changes in accounts receivable, inventory, accounts payable, and accrued and non-current liabilities were the result of the decline in net sales due to the continued weakness in the global economy. The positive effect on cash from non-cash charges of $9,231 for depreciation and amortization and $1,527 for stock-based compensation were largely offset by a net loss from continuing operations of $7,739 and a $4,054 non-cash benefit from deferred income taxes. The net cash provided by operating activities from continuing operations for the nine months ended December 28, 2008 was primarily the result of $26,771 of income from continuing operations plus non-cash charges for depreciation and amortization of $7,521, deferred income taxes of $8,684, loss on sale of real estate and investments of $2,943, stock-based compensation of $1,001, and $149 of other non-cash charges. These amounts were partially offset by $2,686 of cash used for changes in operating assets and liabilities, as a result of a $10,577 decrease in accounts receivable, $4,372 increase in inventory, and $9,113 decrease in accounts payable and accrued liabilities. The increase in inventory resulted from support for penetration of new European markets, upcoming new product launches, longer-duration projects and timing of offshore purchases. Net cash used by operating activities from discontinued operations, attributable to our former Univeyor A/S business, was $3,082 for the nine months ended December 28, 2008.

Net cash used by investing activities from continuing operations was $2,461 for the nine months ended December 31, 2009 compared with $62,435 for the nine months ended December 28, 2008. The net cash used by investing activities from continuing operations for the nine months ended December 31, 2009 consisted of $5,916 for capital expenditures and $75 for the net purchases of marketable securities. The net cash used by investing activities from continuing operations for the nine months ended December 28, 2008 was the result of $53,261 used to acquire Pfaff-silberblau, net of cash acquired, $8,504 for capital expenditures, and $1,939 for the net purchases of marketable securities, partially offset by $1,269 of proceeds from the sale of facilities and surplus real estate. Net cash provided by investing activities from discontinued operations, primarily attributable to payments received on our note receivable related to our 2002 sale of Automatic Systems, Inc, was $266 and $448 for the nine months ended December 31, 2009 and December 28, 2008, respectively.

Net cash used by financing activities from continuing operations was $3,817 for the nine months ended December 31, 2009 compared with $10,980 for the nine months ended December 28, 2008. The net cash used by financing activities for the nine months ended December 31, 2009 consisted primarily of $4,176 of net debt payments and $188 of deferred financing fees, partially offset by $201 of proceeds from stock options exercised and $346 from the change in ESOP debt guarantee. The net cash used by financing activities from continuing operations for nine months ended December 28, 2008 consisted of $11,938 of net debt repayments, partially offset by $391 of proceeds from stock options exercised, $187 of tax benefit from exercise of stock options, and $380 from the change in ESOP debt guarantee. Net cash used by financing activities from discontinued operations, attributable to the repayments of amounts outstanding on lines of credit and fixed term bank debt of our former Univeyor A/S business, was $14,612 for the nine months ended December 28, 2008.

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

We entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The new Revolving Credit Facility provides availability up to a maximum of $85,000.

The Revolving Credit Agreement has an initial term ending May 1, 2013, which can be extended to Dec 31, 2013 as long as our existing Senior Subordinated Notes are paid in full on or prior to May 1, 2013 from proceeds of permitted Indebtedness with a maturity of no earlier than January 5, 2014.

Provided there is no default, we may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000, subject to lender approval. The unused portion of the Revolving Credit Facility totaled $77,726, net of outstanding borrowings of $0 and outstanding letters of credit of $7,274, as of December 31, 2009.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our total leverage ratio amounting to 325 or 225 basis points, respectively, at December 31, 2009. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we were in compliance as of December 31, 2009. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.75x through June 30, 2010 and 3.5x thereafter, and maximum annual capital expenditures of $15,000 in fiscal 2010 and $18,000 thereafter excluding capital expenditures required for a global ERP system.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124,855 at December 31, 2009 and are due November 1, 2013. Provisions of the 8 7/8% Notes include limitations on indebtedness, asset sales, and dividends and other restricted payments. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

Our capital lease obligations related to property and equipment leases amounted to $7,692 at December 31, 2009. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of December 31, 2009, significant unsecured credit lines totaled approximately $7,520, of which $998 was drawn.

In addition to the above facilities, our foreign subsidiaries have certain secured credit lines. As of December 31, 2009, significant secured credit lines totaled $2,148, of which $0 was drawn.

Capital Expenditures

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended December 31, 2009 and December 28, 2008 were $5,916 and $8,504, respectively. We expect capital spending for fiscal 2010 to be approximately $8,000 to $10,000 compared with $12,245 in fiscal 2009. Capital expenditures for fiscal 2010 primarily consist of investments required to accommodate facility consolidation and new product development activities.

Goodwill impairment testing

We test goodwill for impairment at least annually or more frequently whenever events or circumstances indicate that there is potential for impairment.  We currently have four reporting units of which two carry goodwill as of December 31, 2009. Key performance indicators for the Duff-Norton reporting unit were below budget and prior year levels for the six months ended September 30, 2009. Accordingly, we performed Step I impairment testing as of the end of the second quarter.  Step I testing was not considered necessary for the other reporting unit because, based on testing performed for prior year end, fair value of the reporting unit sufficiently exceeded book value and no new risk of impairment existed at September 30, 2009.

The goodwill impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill.  If the carrying amount of the reporting unit is less than the reporting unit’s fair value no impairment is recognized and Step two of the goodwill impairment testing is not necessary.

Based on our assessment as of September 30, 2009, fair value of the Duff-Norton reporting unit exceeded its book value by 6%; as such, no impairment charges related to goodwill or intangible assets were recorded during the six month period ended September 30, 2009. A decline in terminal growth rate greater than 50 basis points or an increase in the weighted-average cost of capital greater than 50 basis points would have indicated a potential impairment for this reporting unit at September 30, 2009. Step I was not considered necessary for the Rest of Products reporting unit because, based on testing performed at March 31, 2009, year end fair value of this reporting unit sufficiently exceeded book value and therefore no risk of impairment existed at September 30, 2009.

As of December 31, 2009, we concluded that no indicators of goodwill impairment existed, so an interim test was not performed. However, future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as our stock price, forecasted cash flows, assumptions used, control premiums or other variables.

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

On April 1, 2009 we adopted the provisions of ASC Topic 855 “Subsequent Events” which establishes principles and requirements for subsequent events. These provisions set forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, as well as the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The adoption of these provisions did not have a material impact on our consolidated financial position or results of operations. We have evaluated subsequent events through January 29, 2010, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our condensed consolidated financial statements as a result of our subsequent events evaluation.

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

On April 1, 2009, we adopted the additional guidance issued under ASC Topic 815 “Derivatives and Hedging” through the issuance of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations or cash flows.

On April 1, 2008, we adopted the additional guidance issued under ASC Topic 715 “Compensation – Retirement Benefits” through the issuance of FASB Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). In accordance with this codification update, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of EITF 06-10 resulted in a $774 reduction to the opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.  The adoption of EITF 06-10 did not have a significant impact on our financial position, results of operations or cash flows, basic or diluted per share amounts.

On April 1, 2009, we adopted the provisions of ASC Topic 805 “Business Combinations” which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. We adopted these provisions effective April 1, 2009 for future acquisitions and for deferred tax adjustments related to acquisitions completed before its effective date.

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

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.	Legal Proceedings – none.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended March 31, 2009.

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

COLUMBUS McKINNON CORPORATION
(Registrant)

Date: January 29, 2010	/s/ Karen L. Howard
Karen L. Howard
Vice President and Chief Financial Officer
(Principal Financial Officer)