Form 10-K
period 2010-03-31
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; COLUMBUS MCKINNON CORP
filed 2010-05-28
CIK 1062624, 1263400, 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2010

Commission file number 0-27618

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
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2009 (the second fiscal quarter in which this Form 10-K relates) was approximately $287 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of April 30, 2010 was 19,122,266 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2010 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION
2010 Annual Report on Form 10-K

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

PART I

Item 1.                      Business

General

We are a leading global designer, manufacturer and marketer of hoists, cranes, actuators, chain, forged attachments, lift and other material handling products serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. We are the U.S. market leader in hoists, our principal line of products, as well as certain chain and forged attachment products which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Additionally, we believe are the market leader of manual hoist products in Europe, which provides us further opportunity to sell our other products through our existing distribution channels in that region.  Further, complimented by our October 2008 Pfaff acquisition, we believe we are the global leader for mechanical actuator products and services. Our products are sold globally and our brand names, including CM, Coffing, Chester, Duff-Norton, Pfaff, Shaw-Box and Yale, are among the most recognized and well-respected in the marketplace.

Our business is cyclical in nature and sensitive to changes in general economic conditions, including changes in the industrial capacity utilization, industrial production and the general economic activity indicators like GDP.  The U.S. industrial capacity utilization, which we use as a leading market indicator for our U.S. based businesses, reached 70.5% in March 2010, the first time it has been above 70% since November 2008.   This is compared to 65.2% reached in June 2009; the lowest reported US industrial capacity utilization as published by the U.S. Federal Reserve Board. Similarly, the Eurozone capacity utilization reached 75.5% in March 2010, following a 69.6% trough in June 2009.

In response to the negative economic climate we experienced in Fiscal 2010 and consistent with our manufacturing strategy, we initiated a plan to rationalize our North American hoist and rigging operations to improve efficiency, control costs and facilitate future growth.  During fiscal 2010, we closed one of our forge facilities in the U.S. and significantly stopped welded chain production in our Mexico facility. Continuing into early fiscal 2011, one of our hoist facilities will be closed, with this entire facility consolidation initiative resulting in a reduction of 500,000 square feet of manufacturing space and generating annual savings estimated at approximately $13-$15 million. After completion, we will have sufficient capacity to produce peak demands. The cost of the restructuring is expected to be approximately $25-$27 million with 80% of the total charges having been incurred in fiscal year 2010.  This strategy, together with steps to integrate our sales force will provide increased operating leverage when the global economy returns to more normalized levels.

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

We believe that the demand for our products and services will be aided by several macro-economic growth drivers. These drivers include:

Productivity Enhancement - We believe employers respond to competitive pressures by seeking to maximize productivity and efficiency, among other actions. Our hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort and fewer people, thereby increasing productivity and reducing cycle time.

Safety Regulations -   Driven by workplace safety regulations such as the Occupational Safety and Health Act and the Americans with Disabilities Act in the U.S. and other safety regulations around the world, and by the general competitive need to reduce costs such as health insurance premiums and workers’ compensation expenses, employers seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

Consolidation of Suppliers - In an effort to reduce costs and increase productivity, our channel partners and end-user customers are increasingly consolidating their suppliers. We believe that our broad product offering combined with our well established brand names will enable us to benefit from this consolidation and enhance our market share.

Our Competitive Strengths

Leading North American Market Positions -   We are a leading manufacturer and marketer of hoists and alloy and high strength carbon steel chain and attachments in North America.  We have developed our leading market positions over our 135-year history by emphasizing technological innovation, manufacturing excellence and superior service.  Approximately 61% of our U.S. net sales for the year ended March 31, 2010 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest channel partners and end user customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

The following table summarizes the product categories where we believe we are the U.S. market leader:
Product Category	U.S. Market Share	U.S. Market Position	Percentage of U.S. Net Sales
Powered Hoists (1)	45%	#1	22%
Manual Hoists & Trolleys (1)	55%	#1	13%
Forged Attachments (1)	35%	#1	7%
Lifting and Sling Chains	49%	#1	4%
Hoist Parts (2)	50%	#1	10%
Mechanical Actuators (3)	43%	#1	5%
Tire Shredders (4)	80%	#1	2%
Jib Cranes (5)	25%	#1	1%
			64%

(1)	Market share and market position data are internal estimates derived from survey information collected and provided by our trade associations in 2009.

(2)
Market share and market position data are internal estimates based on our market shares of Powered Hoists and Manual Hoists & Trolleys, which we believe are good proxies for our Hoist Parts market share because we believe most end-users, purchase Hoist Parts from the original equipment supplier.

(3)
Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors and to estimates of total market sales from a trade association in 2009.

(4)
Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association in 2009.

(5)
Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors’ net sales based on their relative position in distributor catalogues in 2009.

Comprehensive Product Lines and Strong Brand Name Recognition - We believe we offer the most comprehensive product lines in the markets we serve.  Most of our products work in conjunction with each other to create a lifting system. We offer engineering and design services to help channel partners and end users solve material handling problems. We are the only major supplier of material handling equipment offering full lines of hoists, rigging and lifting tools as well as actuators.  Our capability as a full-line supplier has allowed us to (i) provide our customers with “one-stop shopping” for material handling equipment, which meets some customers’ desires to reduce the number of their supply relationships in order to lower their costs, (ii) leverage our engineering, product development and marketing costs over a larger sales base and (iii) achieve purchasing efficiencies on common materials used across our product lines.

In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule Pfaff, Shaw-Box and Yale, are among the most recognized and respected in the industry.  The CM and Yale names have been synonymous with powered hoists and manual hoists and were first developed and marketed under these brand names in the early 1900s.  We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business.  No single SKU comprises more than 1% of our sales, a testament to our broad and diversified product offering.

Distribution Channel Diversity and Strength - Our products are sold to over 15,000 general and specialty distributors, end users and OEMs globally.  We enjoy long-standing relationships with, and are a preferred provider to, the majority of our largest distributors and industrial buying groups.  There has been consolidation among distributors of material handling equipment and we have benefited from this consolidation by maintaining and enhancing our relationships with our leading distributors, as well as forming new relationships.  We believe our extensive distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling.

Expanding International Markets - We have significantly grown our international sales since becoming a public company in 1996.  Our international sales have grown from $34.3 million (representing 16% of total sales) in fiscal 1996 to $210.7 million (representing 44% of our total sales) during the year ended March 31, 2010.  This growth has occurred primarily in Europe, Latin America and Asia-Pacific. The Pfaff acquisition in October 2008 has enhanced our international revenue growth, particularly in Europe. Additionally, we have recently opened two sales offices in Shanghai and Guangzhou, China to sell into this growing industrial market, with more planned in the coming year.   Our international business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

"International sales" is expressed throughout Items 1 and 7 of this Form 10-K, are defined as sales to customers located outside of the United States.

Low-Cost Manufacturing with Significant Operating Leverage -    We have the ability to produce products in low cost countries of the world. We have a manufacturing base in Hangzhou, China which allows us to produce certain products in this low cost environment. We do believe we will continue to generate significant operating leverage due to the restructuring activities recently initiated as summarized below. Once the economic climate improves, our operating leverage goal is for each incremental sales dollar to generate 20%-30% of additional operating income, in addition to the fixed cost savings realized from our facility consolidation activities.

—
Rationalization and Consolidation - We have a successful history of consolidating manufacturing facilities and optimizing warehouse utilization and location resulting in lower annual operating costs and improving our fixed-variable cost relationship.  During fiscal 2010, we underwent consolidation of our North American hoist and rigging operations in accordance with our strategy. We completed the closure of one of our manufacturing facilities and significantly downsized a second facility in the third quarter of fiscal 2010. We expect to complete the closure of a third facility at the end of our FY 2011 first quarter. We expect that these projects will  result in an aggregate reduction of approximately 500,000 square feet of manufacturing space and generate annual savings estimated at approximately $13-$15 million.

—
Lean Culture -   We have been applying Lean techniques since 2001, facilitating inventory reductions, and a significant decline in required manufacturing floor space, a decrease in product lead time and improved productivity and on-time deliveries.  We believe continued application of Lean will generate benefits for many years to come. We are developing our people and focusing on now becoming a Lean culture where we improve our processes and reduce waste in all forms in all our business activities.

—
International Expansion - Our continued expansion of our manufacturing facilities in China, Mexico and Hungary provides us with a cost efficient platform to manufacture and distribute certain of our products and components. We now operate 22 manufacturing facilities in eight countries, with 41 stand alone sales and service offices in 19 countries.

—
Consolidated Purchasing Activities -   We continue to leverage our company-wide purchasing power through our Purchasing Council to reduce our costs and manage fluctuations in commodity pricing, including steel.

—
Selective Integration and outsourcing - We manufacture many of the critical parts and components used in the manufacture of our hoists and lifting systems, resulting in reduced costs. We also evaluate outsourcing opportunities for non-critical operations and components.

Strong -Market Sales and Support - We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and ultimate satisfaction.  We have a large installed base of hoists and rigging tools that drives our after-market sales for replacement units and components and repair parts.  We maintain strong relationships with our distribution channel partners and provide prompt service to end-users of our products through our authorized network of 16 chain repair stations and approximately 340 hoist service and repair stations. We also work closely with end users to design the appropriate lifting systems using our products to help them solve their material handling problems.

Long History of Free Cash Flow Generation and Significant Debt Reduction - We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) by continually controlling our costs, improving our working capital management, and reducing the capital intensity of our manufacturing operations.  In the past five years, we have reduced total net debt by $89.9 million, from $158.7 million to $68.8 million and continue to improve our cash balance.

Experienced Management Team with Equity Ownership - Our senior management team provides a depth and continuity of experience in the material handling industry.  Our management has experience in the material handling industry as well as growing businesses, aggressive cost management, balance sheet management, efficient manufacturing techniques, acquiring and integrating businesses and global operations, all of which are critical to our long-term growth.   Management of the Company promotes the ownership of its stock by the executive officers and directors.

Our Strategy

Grow our Core Business.    We intend to leverage our strong competitive advantages to increase our market shares across all of our product lines and geographies by:

—
Leverage Our Strong Competitive Position - Our large, diversified, global customer base, our extensive distribution channels and our close relationships with end users and channel partners provide us with insights into customer preferences and product requirements that allow us to anticipate and address the future needs of the marketplace. We are also investing in key vertical markets that will help us grow our revenues in these key markets.

—
Introducing New Product - We continue to expand our business by developing new material handling products and services and expanding the breadth of our product lines to address material handling needs of our customers. We design our powered hoist lines to many international standards included the FEM (European) and ANSI (U.S.) and other standard setting bodies. We employ the StageGate process to enhance discipline and focus in our new product development program.  New product sales (as defined by new items introduced within the last three years) amounted to $74.3 million, $74.8 million and $89.0 million in fiscal 2010, 2009 and 2008, respectively.

—
Leveraging Our Brand Portfolio to Maximize Market Coverage -   Most industrial distributors carry one or two lines of material handling products on a semi-exclusive basis.  Unlike many of our competitors, we have developed and acquired multiple well-recognized brands that are viewed by both distributors and end-users as discrete product lines.  As a result, we are able to sell our products to multiple distributors in the same geographic area.  This strategy maximizes our market coverage and provides the largest number of end-users with access to our products.

Continue to Grow in International Markets -   Our international sales of $210.7 million comprised 44% of our net sales for the year ended March 31, 2010, as compared with $228.8 million, or 38% in fiscal 2009 compared to $34.3 million, or 16% of our net sales, in fiscal 1996, the year we became a public company.  We sell to distributors in over 50 countries and have our primary international manufacturing facilities in China, France, Germany, Hungary, Mexico and the United Kingdom.  In addition to new product introductions, we continue to expand our sales and service presence in the major and developing market areas of Europe, Asia-Pacific and Latin America including through our sales offices and warehouse facilities in Canada, various countries in Western and Eastern Europe, China, Thailand, Brazil, Uruguay, Panama and Mexico.  We intend to increase our sales by manufacturing and exporting a broader array of high quality, low-cost products and components from our facilities in China and Hungary for distribution in North America, Europe, Latin America and Asia-Pacific.  We have developed and are continuing to expand upon new hoist and other products in compliance with global standards and international designs to enhance our global distribution.

Further Reduce Our Operating Costs and Increase Manufacturing Productivity - Our objective is to provide the highest quality product and service at a price consistent with the value created for our customers. We continually evaluate our costs and challenge the global supply and manufacturing chain to reduce costs. Our view is that a market focused sales and marketing effort along with a low cost of operating will prove to be successful for our customers and Columbus McKinnon. We continually seek ways to reduce our operating costs and increase our manufacturing productivity.  In furtherance of this objective, we have undertaken the following:

—	Lean - We continuously identify value streams throughout our businesses and work intensively to remove waste in all forms. We started Lean in 2001 and continue to recognize benefits from this effort.

—
Rationalization of Facilities -   We have a successful history of consolidating manufacturing resulting in lower annual operating costs and improving our fixed-variable cost relationship.  We have sufficient capacity to meet current and future demand and we periodically investigate opportunities for further facility rationalization.  During fiscal 2010, we began consolidation of our North American hoist and rigging operations in accordance with our strategy.  This involves the closing of two manufacturing facilities and significantly downsizing a third facility during  fiscal 2010 and continuing through fiscal 2011 resulting in a reduction of approximately 500,000 square feet of manufacturing space and generating annual savings estimated at approximately $13-$15 million.

—
Leveraging of Our Purchasing Power -   Our Purchasing Council was formed in fiscal 1998 to centralize and leverage our overall purchasing power and has resulted in significant savings for our Company as well as management of fluctuations in commodity pricing, including steel.

Pursue Strategic Acquisitions and Alliances; Evaluate Existing Business Portfolio -   We intend to pursue synergistic acquisitions to complement our organic growth.  Priorities for such acquisitions include:  1) increasing international geographic penetration, particularly in the Asia-Pacific region and other emerging markets, and 2) further broadening our offering with complementary products frequently used in conjunction with hoists.  Additionally, we continually challenge the long-term fit of our businesses for potential divestiture and redeployment of capital.

Our Business

ASC Topic 280 “Segment Reporting” establishes the standards for reporting information about operating segments in financial statements.   As part of the organizational restructuring announced in our December 22, 2008 press release and Form 8-K filing, we reevaluated our reportable segments and determined that we have only one reporting segments for internal and external reporting purposes. We continue to believe that we have only one reportable operating segment.

We design, manufacture and distribute a broad range of material handling products for various applications. Products include a wide variety of electric, lever, hand and air-powered hoists, hoist trolleys, winches industrial crane systems such as bridge, gantry and jib cranes; alloy and carbon steel chain; closed-die forged attachments, such as hooks, shackles, textile slings, clamps logging tools and load binders; industrial components, such as mechanical and electromechanical actuators and rotary unions; below-the-hook special purpose lifters; tire shredders; and light-rail systems. These products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors; and to a lesser extent directly to end-users. The diverse end-users of our products are in a variety of industries including: manufacturing, power generation and distribution, utilities, wind power, warehouses, commercial construction, oil exploration and refining, petrochemical, marine, ship building, transportation and heavy duty trucking, agriculture, logging and mining. We also serve a niche market for the entertainment industry including permanent and traveling concerts, live theater and sporting venues.

Products

In excess of 75% of our net sales are derived from the sale of products that we sell at a unit price of less than $5,000. Of our 2010 sales, $265.5 million, or 56% were U.S. and $210.7 million, or 44% were international. The following table sets forth certain sales data for our products, expressed as a percentage of net sales for fiscal 2010 and 2009:

	Fiscal Years Ended March 31,
	2010	2009
Hoists	53%	55%
Chain	11	12
Forged attachments	10	10
Industrial cranes	9	10
Actuators and rotary unions	14	10
Other	3	3
	100%	100%

Hoists - We manufacture a wide variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, winches, lever tools and air-powered hoists. Load capacities for our hoist product lines range from one-eighth of a ton to 100 tons. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Pfaff, Shaw-Box, Yale and other recognized brands. Our hoists are sold for use in numerous general industrial applications, as well as for use in the construction, energy, mining, food services, entertainment and other markets. We also supply hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

We also offer several lines of standard and custom-designed, below-the-hook tooling, clamps, and textile strappings. Below-the-hook tooling, textile and chain slings and associated forgings, and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoisting or lifting applications.

Chain -   We manufacture alloy and carbon steel chain for various industrial and consumer applications. U.S. federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications. We also manufacture kiln chain sold primarily to the cement manufacturing market.

Forged Attachments - We produce a broad line of alloy and carbon steel closed-die forged attachments, including hooks, shackles, hitch pins and master links. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture.

In addition, we manufacture carbon steel forged and stamped products, such as load binders, logging tools and other securing devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

Industrial Cranes -   We participate in the U.S. crane manufacturing and servicing markets through our offering of overhead bridge, jib and gantry cranes.  Our products are sold under the CES, Abell-Howe, Gaffey and Washington Equipment brands. Crane builders represent a specific distribution channel for electric wire rope hoists, chain hoists and other crane components.

Actuators and Rotary Unions -    Through our Duff-Norton and Pfaff divisions, we design and manufacture industrial components such as mechanical and electromechanical actuators and rotary unions. Actuators are linear motion devices used in a variety of industries, including the transportation, paper, steel, energy, aerospace and many other commercial industries. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber and plastic.

Other -   This category includes tire shredders, light-rail systems and lift tables.  We have developed and patented a line of heavy equipment that shreds whole tires, for use in recycling the various components of a tire including: rubber and steel. These recycled products also can be used as aggregate, playgrounds, sports surfaces, landscaping and other such applications, as well as scrap steel.  Light-rail systems are portable steel overhead beam configurations used at workstations, from which hoists are an integral component. We also evaluate outsourcing opportunities for non-core competencies.

Sales and Marketing

Our sales and marketing efforts consist of the following programs:

Factory-Direct Field Sales and Customer Service -   We sell our products through our sales force of more than 140 sales people and through independent sales agents worldwide. Our sales are further supported by over 350 company-trained customer service correspondents and sales application engineers. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

Product Advertising -    We promote our products by advertising in leading trade journals as well as producing and distributing high quality information catalogs. We run targeted advertisements for hoists, chain, forged attachments, actuators, and cranes.

Target Marketing -   With increased emphasis beginning in fiscal 2010, we provide marketing literature to target specific end-user market sectors including entertainment, construction, energy, mining, food service, and others.  This literature displays our broad product offering applicable to those sectors to enhance awareness at the end-user level within those sectors. We also employ vertical market specialists to support our field sales force to assist our customers with solving their material handling application needs.

Trade Show Participation -   Trade shows are central to the promotion of our products, and we participate in more than 40 regional, national and international trade shows each year. Shows in which we participate range from global events held in Germany to local “markets” and “open houses” organized by individual hardware and industrial distributors. We also attend specialty shows for the entertainment, rental and safety markets, construction, as well as general purpose industrial and hardware shows. In fiscal 2010, we participated in trade shows in the U.S., Canada, Mexico, Germany, the United Kingdom, France, China, Brazil, Russia, and the United Arab Emirates.

Industry Association Membership and Participation -   As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved in numerous industry associations including the following: ISA (Industrial Supply Association), AWRF (Associated Wire Rope Fabricators), PTDA (Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers) and ARA (American Rental Association).

Product Standards and Safety Training Classes -   We conduct on-site training programs worldwide for distributors and end-users to promote and reinforce the attributes of our products and their safe use and operation in various material handling applications.

Web Sites -    Our main corporate web site www.cmworks.com supports the Company’s broad product offering providing product data, maintenance manuals and related information for 11 brands within our product portfolio.  The site also provides detailed search and simultaneous product comparisons, the ability to submit Requests for Quotations and allow users to be able chat live with a member of our customer service department.  In addition to our main site we maintain an additional 20 sites supporting various product lines, industry segments and geographies.  Within these sites we currently sell Towing products, Training, and standard hoists products manufactured by Pfaff.  Distributors also have access to a secure, extranet portal website allowing them to enter sales orders, search pricing information, check order status, and product serial number information.

Distribution and Markets

Our distribution channels include a variety of commercial distributors. In addition, we sell overhead bridge, jib and gantry cranes as well as certain Pfaff products directly to end-users. The following describes our global distribution channels:

General Distribution Channels -   Our global general distribution channels consist of:

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

Specialty Distribution Channels -   Our global specialty distribution channels consist of:

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

Pfaff International Direct -   Our German-based Pfaff business markets and sells most of its actuators and certain of its hoist products direct to end-users, providing an additional method to market for us in the European region.

Crane End-Users -   We market and sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builder, Crane Equipment & Service, Inc. (“CES”). CES which includes Abell-Howe, Gaffey and Washington Equipment brands designs, manufactures, installs and services a variety of cranes with capacities up to 100 tons.

Service-After-Sale Distribution Channel -   Service-after-sale distributors include our authorized network of 16 chain repair service stations and approximately 340 hoist service and repair stations throughout North America. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in that region.

OEM/Government Distribution Channels -    This channel consists of:

—
OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning and special purpose applications.

—
Government agencies, including the U.S. and Canadian Navies and Coast Guards, that purchase primarily load securing chain and forged attachments. We also provide our products to the U.S government for a variety of military applications.

Customer Service and Training

We maintain customer service departments staffed by trained personnel for all of our sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have approximately 340 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of 3M, Cummins Engine, DuPont, GTE, General Electric, John Deere, Praxair and many other industrial and entertainment organizations.

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

Backlog

Our backlog of orders at March 31, 2010 was approximately $67.8 million compared to approximately $70.1 million at March 31, 2009.  Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers’ specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our backlog of orders is a reliable indication of our future sales.

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

Major competitors for hoists are Konecranes, Demag Cranes and Kito-Harrington; for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for forged attachments are The Crosby Group and Brewer Tichner Company; for cranes are Konecranes, Demag Cranes and a variety of independent crane builders; for actuators and rotary unions are Deublin, Joyce-Dayton and Nook Industries; for tire shredders is Granutech; and for light-rail systems is Gorbel.

Employees

At March 31, 2010, we had 2,542 employees; 1,501 in the U.S./Canada, 70 in Latin America, 659 in Europe and 312 in Asia. Approximately 13% of our employees are represented under five separate U.S. or Canadian collective bargaining agreements which terminate at various times between July 2010 and March 2012.  We believe that our relationship with our employees is good.

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

Our manufacturing operations are highly integrated. Although raw materials and some components such as motors, bearings, gear reducers, castings and electro-mechanical components are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products. We manufacture hoist lifting chain, steel forged gear blanks, lift wheels, trolley wheels, and hooks and other attachments for incorporation into our hoist products. These products are also sold as spare parts for hoist repair. Additionally, our hoists are used as components in the manufacture of crane systems by us as well as our crane-builder customers.

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

In addition, we notified the North Carolina Department of Environment and Natural Resources (the “DENR”) in April 2006 of the presence of certain contaminants in excess of regulatory standards at our Coffing Hoist facility in Wadesboro, North Carolina. We filed an application with the DENR to enter its voluntary cleanup program and were accepted.  We investigated under the supervision of a DENR Registered Environmental Consultant (“the REC”) and have commenced voluntary clean-up at the facility. At this time, additional remediation costs are not expected to exceed the accrued balance of $0.2 million.

In March of 2007, we also discovered  the presence of certain contaminants in excess of regulatory standards at our Damascus, Virginia hoist plant and have notified the Virginia Department of Environmental Quality (the “DEQ”).  We filed an application with the DEQ to participate in its voluntary remediation program and have been accepted.    We are currently investigating under the terms of the DEQ Voluntary Remediation Program and, if appropriate, will remediate site conditions at the facility. At this time, investigative and remediation costs are not expected to be significant.

In June of 2007, we were identified by the New York State Department of Environmental Conservation (“the DEC”), along with other companies, as a potential responsible party (“PRP”) at the Frontier Chemical Royal Avenue Site in Niagara Falls, New York.  From 1974 to 1992, the Frontier Royal Avenue Site had been operated as a commercial waste treatment and disposal facility.  We sent waste sulfuric acid pickling solution generated at our facility in Tonawanda, New York to the Frontier Royal Avenue Site during the period from approximately 1982 to 1984.  We have joined with other PRP members known as the Frontier Chemical Site Joint Defense Alliance Group to conduct investigation and, if appropriate, remediation activities at the site.  At this early stage, we do not have an estimate of likely remediation costs, if any, but do not believe that such costs would have a material adverse effect on our financial condition or operating results.

For all of the currently known environmental matters, we have accrued a total of $0.2 million as of March 31, 2010, which, in our opinion, is sufficient to deal with such matters. Further, we believe that the environmental matters known to, or anticipated by, us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

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

Many of the end-users of our products are in highly cyclical industries, such as general manufacturing and construction that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general economic conditions and other factors beyond our control. During fiscal year 2010, we experienced significantly reduced demand for our products, generally as a result of the rapid and severe contraction in industrial markets worldwide. These lower levels of demand resulted in a significant decline in net sales as well as a decline in income from operations during that period. U.S. industrial capacity utilization has improved to 70.5% in March 2010 from historical low of 65.2% in June of 2009. Similarly, Eurozone industrial capacity utilization has improved to 75.5% in March 2010 compared with its June 2009 trough of 69.6%.  However if the current economic trends fail to continue in FY 2011  with respect to the general economy or in the industries we serve, our business, results of operations and financial condition could  be materially adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

We are subject to the risk of loss resulting from financial institutions or customers defaulting on their obligations.

Due to the general weakening of the, global economy and credit conditions over the past 18 months certain of the lenders in our senior credit facility may have a weakened financial condition related to their lending and other financial relationships.  As a result, they may tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Also, any cash balances with our banks are insured only up to $250,000 per bank by the FDIC, and any deposits in excess of this limit are also subject to risk. In addition, the weakening of the economy and the reduced availability of credit may have decreased the financial stability of our major customers and suppliers.  As a result, it may be more difficult for us to collect our accounts receivable and outsource products and services to our suppliers. If any of these conditions were to occur, our financial condition and results of operations could be adversely affected.

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

Our products are sold in many countries around the world.  Thus, a portion of our revenues (approximately $210 million in fiscal year 2010) is generated in foreign currencies, including principally the euro and the Canadian dollar, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies.  Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on our earnings.  Currency fluctuations may impact our financial performance in the future.

Our international operations pose certain risks that may adversely impact sales and earnings.

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In fiscal year 2010, approximately 44% of our net sales were derived from non-U.S. markets.  These international operations are subject to a number of special risks, in addition to the risks of our U.S. business, including currency exchange rate fluctuations on transactions, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

Our credit facility contains several financial and other restrictive covenants.  A significant decline in our operating income or cash generating ability could cause us to violate our leverage or fixed charge coverage ratios in our bank credit facility.  This could result in our being unable to borrow under our bank credit facility or being obliged to refinance and renegotiate the terms of our bank indebtedness.

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

Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel with the exception of Dr. Ivo Celi, our Managing Director, EMEA and Wolfgang Wegener, our Vice President and former Managing Director of Columbus McKinnon Europe.

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

Item 1B.                    Unresolved Staff Comments

None.

Item 2.                       Properties

We maintain our corporate headquarters in Amherst, New York and, as of March 31, 2010, conducted our principal manufacturing at the following facilities:

Location	Products/Operations	Square Footage	Owned or Leased
United States:
Muskegon, MI	Hoists (scheduled for closure in June 2010)	441,000	Owned
Wadesboro, NC	Hoists	186,000	Owned
Lexington, TN	Chain	165,000	Owned
Charlotte, NC	Actuators and Rotary Unions	146,000	Leased
Eureka, IL	Cranes	91,000	Owned
Damascus, VA	Hoists	90,000	Owned
Chattanooga, TN	Forged attachments	81,000	Owned
Chattanooga, TN	Forged attachments	59,000	Owned
Cleveland, TX	Cranes and below-the-hook tooling	39,000	Owned
Lisbon, OH	Hoists and below-the-hook tooling	37,000	Owned
Tonawanda, NY	Light-rail crane systems	35,000	Owned
Sarasota, FL	Tire shredders	25,000	Owned

International:
Velbert, Germany	Hoists	108,000	Leased
Kissing, Germany	Hoists, winches, and actuators	107,000	Leased
Santiago, Tianguistenco, Mexico	Hoists	91,000	Owned
Hangzhou, China	Hoists and hand pallet trucks	78,000	Leased
Hangzhou, China	Textile strappings	58,000	Leased
Hangzhou, China	Metal fabrication, textiles and textile strappings	51,000	Leased
Chester, United Kingdom	Plate clamps	48,000	Leased
Heilbronn, Germany	Actuators	23,000	Leased
Romeny-sur-Marne, France	Rotary unions	22,000	Owned
Szekesfeher, Hungary	Textiles and textile strappings	24,000	Leased

In addition, we have a total of 51 sales offices, distribution centers and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

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

Item 4.                    Reserved

PART II

Item 5.                    Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Stock Market under the symbol ‘‘CMCO.” As of April 30, 2010, there were 488 holders of record of our common stock.

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

	Price Range of Common Stock
	High	Low

Year Ended March 31, 2009
First Quarter	$32.87	$24.05
Second Quarter	30.14	21.29
Third Quarter	23.69	8.84
Fourth Quarter	16.25	6.90

Year Ended March 31, 2010
First Quarter	$15.32	$8.43
Second Quarter	16.28	11.36
Third Quarter	17.79	13.61
Fourth Quarter	17.33	12.63

On May 21, 2010, the closing price of our common stock on the Nasdaq Stock Market was $16.56 per share.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P MidCap 400 Index and the Dow Jones US Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2005 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

* $100 invested on 3/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2010 Dow Jones & Co. All rights reserved.

Item 6.                    Selected Financial Data

The consolidated balance sheets as of March 31, 2010 and 2009 and the related statements of operations, cash flows and shareholders’ equity for the three years ended March 31, 2010 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	Year ended March 31st
	2010	2009	2008	2007	2006

Statements of Operations Data:
Net sales	$476.1	606.7	$593.8	$550.5	$513.3
Cost of products sold	360.2	433.0	408.2	385.7	372.1
Gross profit	115.9	173.7	185.6	164.8	141.2
Selling expenses	64.4	72.6	69.9	59.4	51.9
General and administrative expenses	36.9	37.7	34.1	30.6	30.4
Restructuring charges (1)	16.5	1.9	0.8	(0.1)	1.6
Impairment loss (2)	—	107.0	—	—	—
Amortization of intangibles	1.9	1.0	0.1	0.2	0.3
(Loss) income from operations	(3.8)	(46.5)	80.7	74.7	57.0
Interest and debt expense	13.2	13.2	13.6	15.9	24.4
Other (income) and expense, net	(4.2)	(1.6)	(2.6)	(1.9)	5.3
(Loss) income before income taxes	(12.8)	(58.1)	69.7	60.7	27.3
Income tax (benefit) expense	(5.3)	18.0	22.8	22.1	(31.4)
(Loss) income from continuing operations	(7.5)	(76.1)	46.9	38.6	58.7
(Loss) income from discontinued operations (3)	0.5	(2.3)	(9.6)	(4.5)	1.1
Net (loss) income	$(7.0)	(78.4)	$37.3	$34.1	$59.8
Diluted (loss) earnings per share from continuing operations	$(0.40)	(4.16)	$2.45	$2.04	$3.53
Basic (loss) earnings per share from continuing operations	$(0.40)	(4.16)	$2.50	$2.09	$3.66
Weighted average shares outstanding – assuming dilution	19.0	18.9	19.2	19.0	16.6
Weighted average shares outstanding – basic	19.0	18.9	18.7	18.5	16.1

Balance Sheet Data (at end of period):
Total assets	$481.5	491.7	$590.0	$565.6	$566.0
Total debt (4)	132.8	137.9	133.3	159.4	204.3
Total debt, net of cash and cash equivalents	68.8	98.7	57.3	110.7	158.7
Total shareholders’ equity	187.3	181.9	295.5	241.3	204.4

Other Data:
Net cash provided by operating activities	29.9	60.2	59.6	45.5	46.4
Net cash used in investing activities	(1.4)	(65.5)	(8.6)	(3.4)	(6.4)
Net cash used in financing activities	(5.4)	(22.5)	(28.6)	(39.9)	(4.2)
Capital expenditures	7.2	12.2	12.5	10.5	8.2
Cash dividends per common share	0.00	0.00	0.00	0.00	0.00

(1)
Refer to “Results of Operations” in “Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of the restructuring charges related to fiscal 2010, 2009, and 2008.  The fiscal 2006 charges consist of the cost of removal of certain environmentally hazardous materials ($0.6 million), inventory disposal costs related to the rationalization of certain product families within our mechanical jack lines ($0.4 million), the ongoing maintenance costs of a non-operating facility accrued based on anticipated sale date ($0.3 million) and other facility rationalization projects ($0.3 million).

(2)
The Company’s impairment testing is performed on an annual basis in the fourth quarter of each year. The Company recorded a $107.0 million goodwill impairment charge in accordance with ASC Topic 350-20 during the fourth quarter of fiscal 2009. Refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 9 to our consolidated financial statements for additional information on Goodwill and Intangible Assets.

(3)
In July 2008, the Company sold its integrated material handling conveyor systems business, Univeyor A/S and its results of operations have been reflected as discontinued operations for all periods presented.  In May 2002, the Company sold substantially all of the assets of ASI.  As part of the sale of ASI, the Company received an 8% subordinated note in the principal amount of $6.8 million which is payable over 10 years beginning in August 2004.  The full amount of this note has been reserved due to the uncertainty of collection. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt.  All interest and principal payments required under the note have been made to date.  Refer to Note 4 to our consolidated financial statements for additional information on Discontinued Operations.

(4)	Total debt includes all debt, including the current portion, notes payable and subordinated debt.

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

EXECUTIVE OVERVIEW

We are a leading global designer, marketer and manufacturer of a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and other attachments, actuators, rotary unions, and tire shredders serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads.

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

Over the course of its history, the Company has resiliently withstood many business cycles and its strong cash flow profile has helped it to grow and expand globally. Reflecting on the recent global economic recession and credit crisis, we stand with a strong capital structure which includes excess cash reserves, significant revolver availability with an expiration of May 2013, fixed-rate long-term debt which expires in 2013 and a strong free cash flow business profile. We believe our liquidity strength and operational cost management actions have  enabled us to withstand this downturn. During the first quarter of fiscal 2010, we consolidated our North American sales force and offered certain employees an incentive to voluntarily retire early. The early retirement program consisted of two benefits: a paid leave of absence and an enhanced pension benefit. In furtherance of our strategic reorganization, we completed the sale of one of our less strategic businesses, American Lifts, generating $2.4 million of proceeds during the third quarter of fiscal 2010. Further, we are managing our business through this cycle with a lower fixed cost footprint than prior cycles and are aggressively reducing our fixed cost base further as we strategically reorganize our North American hoist and rigging operations.  The process includes the closure of two manufacturing facilities and the significant downsizing of a third facility, of which two of the three projects were completed in the third quarter of fiscal 2010 and the third schedule for completion during the first quarter of fiscal 2011. The closures will result in a reduction of approximately 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $13 - $15 million with approximately 77% of the total $18 - $19 million of restructuring charges related to manufacturing facility consolidation expected in fiscal 2010. These costs were being recognized beginning in the second quarter of fiscal 2010 and will continue into early fiscal 2011. We recorded total restructuring charges, including costs related to the early retirement program and paid leave of absence, of approximately $16.5 million in fiscal 2010 and incurred an additional $4.5 million of facility consolidation-related costs categorized as costs of products sold in fiscal 2010.

Additionally, our revenue base now is more geographically diverse than in our Company’s history, with approximately 44% derived outside the U.S. in fiscal 2010, which we believe will help to balance the impact of changes that will occur in different global economies at different times. As in the past, we monitor U.S. and Eurozone Industrial Capacity Utilization as an indicator of anticipated demand for our product. These statistics weakened significantly between September 2008 and June 2009, but have since consistently improved through March 31, 2010.  In addition, we continue to monitor the potential impact of other global and U.S. trends, including industrial production, energy costs, steel price fluctuations, interest rates, currency exchange and activity in a variety of end-user markets around the globe.

Regardless of the economic climate, we constantly explore ways to manage our operating margins as well as further improve our productivity and competitiveness, regardless of the point in the economic cycle. We have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-time deliveries, reduction of warranty costs, and improved working capital utilization. The initiatives are being driven by the continued implementation of our Lean efforts which are fundamentally and culturally changing our manufacturing and business processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to Lean, we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

We continuously monitor market prices of steel. We utilize approximately $25.0 million to $35.0 million of steel annually in a variety of forms including rod, wire, bar, structural and others. Generally, as we experience fluctuations in our costs, we reflect them as price increases or surcharges to our customers with the goal of being margin neutral. Our steel costs have been relatively stable during this quarter despite an increase in structural steel pricing experienced as the result of higher scrap surcharges and the outsourcing of cut-to-length processes in conjunction with our plant rationalization.

From a strategic perspective, we are investing in international markets and new products as we focus on our greatest opportunities for growth. We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain , forged attachments and actuators. We seek to maintain and enhance our market share by continuing and focusing our sales and marketing activities directed toward select North American and global sectors including entertainment, energy, construction, mining and food processing. Our fiscal 2009 acquisition of Pfaff is enhancing our European market penetration as well as strengthening our global actuator offering. Further, we continue to invest in emerging market penetration, including the geographic regions of Asia, Eastern Europe, and Latin America. We complement these activities with continued investments in new product development, particularly products with global reach.

We are also looking for opportunities for growth via acquisitions or joint ventures.  The focus of our acquisition strategy centers on opportunities for international revenue growth and product line expansion in alignment with our existing core offering.

We continue to operate in a highly competitive and global business environment, effectively managing through a global economic cycle. We face a variety of opportunities in those markets and geographies, including trends toward increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. While we continue to execute our long-term growth strategy, we have weathered this cycle with our strong capital structure, including a solid cash position and flexible cost base, aggressively addressing costs  and restructuring to future margin opportunities.

RESULTS OF OPERATIONS

Fiscal 2010 sales were $476.2 million, down 21.5%, or $130.5 million compared with fiscal 2009. Our Pfaff acquisition contributed $71.5 million to our sales for fiscal 2010 with the remaining business being down 28.1%, or $158.0 million, excluding Pfaff. The decline in sales was primarily due to volume decline resulting from the global economic slow down. The divestiture of our American Lift business as well as fewer shipping days also contributed to lower sales in FY 2010 by approximately $5 million but was partially offset by favorable foreign currency impact of approximately $3.5 million. In fiscal 2009, net sales increased by $12.9 million to $606.7 million or 2.2% from fiscal 2008. Fiscal 2009 was marked by growth in the first half of the year followed by a significant decline in sales and orders received as a result of the rapid and severe contraction in industrial markets worldwide. Our Pfaff acquisition contributed $43.5 million to our sales growth in fiscal 2009 with the remaining business down approximately $30.6 million. Fiscal 2009 was also impacted by the recovery of the U.S. dollar relative to other currencies, particularly the Euro, and reported sales were unfavorably affected by $3.6 million.

Our gross profit margins were approximately 24.3%, 28.6% and 31.3% in fiscal 2010, 2009 and 2008, respectively.  The fiscal 2010 decline in gross profit margin of $57.8 million or 33.3% compared with fiscal 2009 was mostly due to under absorption of costs due to lower volume in all markets. Restructuring charges related to factory consolidation of approximately $4.5 million as well as reserve related to an atypical product liability claim of $2.9 million also contributed to lower margin in fiscal 2010. Despite higher revenue, the fiscal 2009 margin compared with fiscal 2008 was negatively impacted by higher material, freight, and utility costs in the second and third quarters, one time accounting charges associated with the Pfaff acquisition in the third quarter, as well as under absorption of costs in the fiscal 2009 fourth quarter due to the rapid and significant decline in sales.

Selling expenses were $64.4 million, $72.6 million and $69.9 million in fiscal 2010, 2009 and 2008, respectively. As a percentage of net sales, selling expenses were 13.5%, 12.0% and 11.8% in fiscal 2010, 2009 and 2008, respectively. Decreases in fiscal 2010 selling expense of $8.2 million or 11.3% reflect aggressive efforts to reduce or eliminate costs as well as lower salaries, benefits and commissions by $3.3 million on lower volume offset by $0.5 million in increased variable compensation expense. The fiscal 2009 increase was a result of the addition of the Pfaff business contributing $6.7 million and continued investments in our strategic growth initiatives offset by lower commissions/incentives of $2.0 million, marketing and travel expense of $1.0 million as a result of and in response to the economic slowdown, and translation of foreign currencies of $0.8 million.

General and administrative expenses were $36.9 million, $37.7 million and $34.0 million in fiscal 2010, 2009 and 2008, respectively. As a percentage of net sales, general and administrative expenses were 7.7%, 6.2% and 5.7% in fiscal 2010, 2009 and 2008, respectively. Fiscal 2010 general and administrative expenses decreased by $0.8 million or 2.2% primarily due to lower pension/group health benefit costs of $1.2 million and lower bad debt expense of $1.1 million offset by increased variable compensation expense of $2.4 million, and other miscellaneous items. The fiscal 2009 increase was a result of the addition of the Pfaff business contributing $4.3 million, increased credit and collection reserves of $1.3 million, increased fees for professional services of $0.6 million and increased research and development costs of $0.4 million, offset by lower employee benefit costs including variable compensation of $2.5 million and foreign currency translation of $0.3 million.

Restructuring charges of $16.5 million, $1.9 million and $0.8 million, or 3.5%, 0.3% and 0.1% of net sales were recorded in fiscal 2010, 2009 and 2008, respectively. Fiscal 2010 charges resulted from the consolidation of our North American sales force, early retirement benefits offered and costs associated with the closure and downsizing of manufacturing facilities (see further discussion above in Executive Overview). The 2009 charges are primarily severance costs related to a company-wide staff reduction effort in response to the sudden decline in economic conditions during the third and fourth quarters.

In the fourth quarter of 2009, we recorded an impairment charge of $107.0 million ($5.67 per diluted share) associated with goodwill. Based on impairment testing performed as of February 22, 2009, we determined that impairment existed for goodwill related to our rest of products reporting unit.  Refer to Note 9 to our consolidated financial statements for additional information on Goodwill and Intangible Assets. There were no goodwill impairments in fiscal 2010 or fiscal 2008.

Amortization of intangibles was $1.9 million, $1.0 million and $0.1 million in fiscal 2010, 2009 and 2008, respectively.  The fiscal 2010 increase is attributable to a full year of amortization of intangible assets from the Pfaff acquisition.

Interest and debt expense was $13.2 million, $13.2 million and $13.6 million in fiscal 2010, 2009 and 2008, respectively. As a percentage of net sales, interest and debt expense was 2.8%, 2.2% and 2.3% in fiscal 2010, 2009 and 2008, respectively. The fiscal 2009 decrease primarily resulted from slightly lower debt levels as we continue to execute our strategy of debt reduction and increased financial flexibility.

We incurred ($0.2 million) and $1.8 million in fiscal 2009 and 2008, respectively, related to redemption (gain) costs associated with the repurchase of outstanding debt.In fiscal 2009, we recorded a $3.3 million gain from a litigation settlement.

Investment (income) loss of ($1.5 million), $2.9 million, and ($1.2 million) in fiscal 2010, 2009 and 2008, respectively, related to marketable securities held in the Company’s wholly owned captive insurance subsidiary. The fiscal 2009 loss includes $4.0 million related to unrealized losses on securities that were determined to be other than temporary in nature. See Note 7 to our consolidated financial statements for additional information on Marketable Securities and were included in other income (expense).

Foreign currency exchange (gain) loss was ($0.3) million, $3.0 million and $0.4 million in fiscal 2010, 2009 and 2008, respectively, as a result of foreign currency volatility related to purchases and intercompany debt.

Other income, net was $2.3 million, $3.9 million, and $3.6 million in fiscal 2010, 2009 and 2008, respectively. Other income in fiscal 2010 includes a gain from the sale of the American Lifts business and a gain from the sale of an equity investment in Europe.

Income tax (benefit) expense as a percentage of (loss) income from continuing operations before income tax (benefit) expense was (41.5) %, 31.0% and 32.7% in fiscal 2010, 2009 and 2008, respectively. After excluding the impact of the $107 million impairment charge, none of which is deductible for tax purposes, the effective tax rate for fiscal 2009 was 36.8%. The effective rate for fiscal 2010 was positively impacted by foreign tax benefits and from U.S. state net operating loss benefits. Fiscal 2009 income from continuing operations was adjusted for the $107 million goodwill impairment charge, none of which is deductible for tax purposes the percentages vary from the U.S. statutory rate due to varying effective tax rates at our foreign subsidiaries, and the jurisdictional mix of taxable income

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $63.9 million, $39.2 million, and $76.0 million at March 31, 2010, 2009 and 2008, respectively. $52.8 million of cash on hand was used for the Pfaff acquisition in October of 2008.

Net cash provided by operating activities was $29.9 million, $60.2 million and $59.6 million in fiscal 2010, 2009 and 2008, respectively. The $30.3 million decrease in fiscal 2010 relative to fiscal 2009 was primarily due to lower operating performance on lower sales as a result of the continued weakness in the global economy as well as cash payments related to restructuring activities, partially offset by improved working capital management. Favorable changes in the net working capital affects on cash flows from operating activities included $19.8 million in inventory, $7.5 million in trade accounts payable, and $1.8 million in accrued and other non-current liabilities, partially offset by unfavorable changes in accounts receivable of $13.9 million and prepaid expenses and other assets of $2.7 million. Net cash provided by operating activities was $60.2 million in fiscal 2009, an increase of $0.6 million compared to fiscal 2008. The increase in cash provided by operating activities in fiscal 2009 relative to fiscal 2008 was primarily due to weaker operating performance in fiscal 2009 ($29.5 million) and an increase in cash used by discontinued operations ($1.6 million) offset by higher cash from working capital components of $30.9 million.  Changes in net working capital included favorable changes of $27.7 million in accounts receivable, $10.8 million in inventory, and unfavorable changes in accounts payable of $15.0 million as a result of the declining volume of business.

Net cash used by investing activities was $1.4 million, $65.5 million and $8.6 million in fiscal 2010, 2009 and 2008, respectively.  The fiscal 2010 decrease in cash used of $64.1 million compared to fiscal 2009 was primarily the result of $52.8 million of cash used in fiscal 2009 for the Pfaff acquisition as well as lower capital expenditures in fiscal 2010. The fiscal 2010, 2009 and 2008 amounts included $7.2 million, $12.2 million and $12.5 million for capital expenditures. The fiscal 2010, 2009 and 2008 amounts benefited from $3.5 million, $1.6 million, and $5.5 million, respectively, of proceeds from business, property and asset divestitures.

Net cash used by financing activities was $5.4 million, $22.5 million and $28.6.million in fiscal 2010, 2009 and 2008, respectively.  The decrease in cash used by financing activities for fiscal 2010 compared to fiscal 2009 was due to less debt repayment from continuing operations of $2.1 million. The decrease in cash used by financing activities for fiscal 2009 compared to fiscal 2008 was due to less debt repayments from continuing operations of $21.5 million offset by an additional $14.2 million of payments by the Company on outstanding debt of its divested business, Univeyor.    Fiscal 2010, 2009 and 2008 include $0.3 million, $0.4 million and $1.4 million, respectively, of proceeds from the exercise of employee stock options.

We entered into an amended, restated and expanded revolving credit facility dated December 31, 2009, providing availability up to a maximum of $85.0 million. We believe that our cash on hand, cash flows, and borrowing capacity under this recently amended Revolving Credit Facility will be sufficient to fund our ongoing operations, restructuring activities and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon no significant further deterioration in the economy and successful execution of our current business plan which focuses on continued implementation of lean manufacturing, and improving working capital utilization, specifically inventory management.

The restated Revolving Credit Agreement has an initial term ending May 1, 2013, which can be extended to December 31, 2013 as long as our existing Senior Subordinated Notes are paid in full on or prior to May 1, 2013 from proceeds of permitted indebtedness with a maturity of no earlier than January 5, 2014.

Provided there is no default, we may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65 million, subject to lender approval. The unused portion of the Revolving Credit Facility totaled $77.1 million, net of outstanding borrowings of $0 and outstanding letters of credit of $7.9 million, as of March 31, 2010.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our total leverage ratio amounting to 300 or 200 basis points, respectively, based on our leverage ratio at March 31, 2010. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The restated Revolving Credit Facility Agreement places certain debt covenant restrictions on us, including certain financial requirements and restrictions on dividend payments, with which we were in compliance as of March 31, 2010. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.75x through June 30, 2010 and 3.5x thereafter, and maximum annual capital expenditures of $15 million in fiscal 2010 and $18  million thereafter excluding capital expenditures associated with  a global ERP system.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124.9 million at March 31, 2010 and are due November 1, 2013.  Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011.  In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

Our capital lease obligations related to property and equipment leases amounted to $7.0 million at March 31, 2010. Capital lease obligations are included in senior debt in the consolidated balance sheets.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2010, significant unsecured credit lines totaled approximately $7.1 million, of which $.8 million was drawn.

In addition to the above facilities, our foreign subsidiaries have certain secured credit lines. As of March 31, 2010, significant secured credit lines totaled $2.0, of which $0 million was drawn.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2010, by period of estimated payments due:

	Total	Fiscal 2011	Fiscal 2012-Fiscal 2013	Fiscal 2014-Fiscal 2015	More Than Five Years
Long-term debt obligations (a)	$131.9	$1.1	$2.3	$127.2	$1.3
Operating lease obligations (b)	6.8	3.4	2.6	.8	--
Purchase obligations (c)	--	--	--	--	--
Interest obligations (d)	43.5	11.7	22.6	9.1	0.1
Letter of credit obligations	16.6	16.6	--	--	--
Uncertain tax positions	3.6	0.2	2.1	1.3	0.0
Projected pension and other post retirement obligation benefit payouts	118.6	10.1	21.9	22.4	64.2
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (e)	72.4	0.0	25.3	26.1	21.0
Total	$393.4	$43.1	$76.8	$186.9	$86.6

(a)	As described in Note 11 to consolidated financial statements.
(b)	As described in Note 18 to consolidated financial statements.

(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our open purchase orders to be executed in the normal course of business approximate $40 million.

(d)	Estimated for our Senior Subordinated Notes due 11/1/13.
(e)	As described in Note 10 to our consolidated financial statements. Additionally, we intend to contribute approximately $10.0 million to our pension plans for fiscal 2011.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Our capital expenditures for fiscal 2010, 2009 and 2008 were $7.2 million, $12.2 million and $12.5 million, respectively. Capital expenditures for fiscal 2010 were limited to investments required to accommodate facility consolidation and new product development activities. We expect capital expenditure spending in fiscal 2011 to be in the range of $10-$12 million.

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

DISCONTINUED OPERATIONS

As part of the continuing evaluation of our businesses, we determined that our integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with its long-term growth and operational objectives. On July 25, 2008, we completed the sale of Univeyor A/S, which business represented the majority of our former Solutions segment. In accordance with the provisions of ASC Topic 205-20 “Discontinued Operations” the results of operations of the Univeyor business have been classified as such in the condensed, consolidated balance sheets, statements of operations and statements of cash flows presented herein.

In connection with the sale of Univeyor A/S on July 25, 2008, we used cash on hand to repay $15.2 million in amounts outstanding on Univeyor’s lines of credit and fixed term bank debt.

In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised the principal business unit in our former Solutions - Automotive segment. Proceeds from this sale included an 8% subordinated note in the principal amount of $6.8 million payable over 10 years.  Due to the uncertainty of its collection, the note has been recorded at its estimated net realizable value of $0 at the time of the divestiture.  Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. Accordingly, $0.5 million of income from discontinued operations was recorded in fiscal 2010, net of tax.  All interest and principal payments required under the note have been made to date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate the estimates and their underlying assumptions, which form the basis for making judgments about the carrying value of our assets and liabilities. Actual results inevitably will differ from those estimates. We have identified below the accounting policies involving estimates that are critical to our financial statements. Other accounting policies are more fully described in Note 2 of our consolidated financial statements.

Pension and Other Postretirement Benefits. The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 12 to our fiscal 2010 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs.

The pension discount rate assumptions of 6%, 7¼%, and 6½% as of March 31, 2010, 2009, and 2008, respectively, are primarily based on long-term AA rated corporate bond rates. The decrease in the discount rate for fiscal 2010 resulted in a $33.9 million increase in projected benefit obligation. The increase in the discount rates for fiscal 2009, and 2008 resulted in an $11.2 million, and $8.4 million, respectively, decrease in the projected benefit obligation as of March 31, 2009, and 2008, respectively.  The rate of return on plan assets assumptions of 7½% for each of the years ended March 31, 2010, 2009 and 2008 is based on the composition of the asset portfolios (approximately 70% equities and 30% fixed income at March 31, 2010) and their long-term historical returns. The assets realized actual gain of $30.5 million in fiscal 2010 and actual losses of $34.9 million in fiscal 2009 as a result of the significant volatility in US capital markets in fiscal 2010 and fiscal 2009. The assets realized gains of $6.9 million in fiscal 2008. Our under-funded status as of March 31, 2010 and 2009 was $36.8 million and $48.9 million, or 21.8% and 34.9% of the projected benefit obligation, respectively. Our pension contributions during fiscal 2010 and 2009 were approximately $18.0 million and $9.3 million, respectively. The under-funded status may result in future pension expense increases.  Pension expense for the March 31, 2011 fiscal year is expected to approximate $7.2 million, which is down from the fiscal 2010 amount of $12.6 million due to a decrease in amortization of unrecognized losses, improved expected returns on the somewhat recovered asset values and curtailment expenses of $2.4 million not expected to re-occur.    Pension funding contributions for the March 31, 2011 fiscal year is  expected to decrease  by approximately $9.0 million compared to fiscal 2010.  The compensation increase assumption of 2% as of March 31, 2010 and 2% as of March 31, 2009 and 3% as of March 31, 2008 is based on expected wage trends and historical patterns.

The healthcare costs inflation assumptions of 8.0%, 8.75% and 9.5% for fiscal 2011, 2010, and 2009, respectively, are based on anticipated trends.  Healthcare costs in the United States have increased substantially over the last several years.  If this trend continues, the cost of postretirement healthcare will increase in future years.

Insurance Reserves.  Our accrued general and product liability reserves as described in Note 15 to consolidated financial statements involve actuarial techniques including the methods selected to estimate ultimate claims, and assumptions including emergence patterns, payment patterns, initial expected losses and increased limit factors. These actuarial estimates are subject to a high degree of uncertainty due to a variety of factors, including extended lag time in the reporting and resolution of claims, trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations.  As a result, actual costs could differ significantly from the estimated amounts.  Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.  Other insurance reserves such as workers compensation and group health insurance are based on actual historical and current claim data provided by third party administrators or internally maintained.

Inventory and Accounts Receivable Reserves.  Slow-moving and obsolete inventory reserves are judgmentally determined based on formulas applied to historical and expected future usage within a reasonable timeframe. We reassess trends and usage on a regular basis and if we identify changes, we revise our estimated allowances.  Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on formulas applied to historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable aging.

Impairment of depreciable and amortizable long-lived assets.  Property, plant and equipment and certain intangibles are depreciated or amortized over their assigned lives. We test long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable and exceed their fair market value.  The following summarizes the value of long-lived assets subject to impairment testing when events or circumstances indicate potential impairment (amounts in millions):

Balance as of March 31, 2010
Property, plant and equipment, net	$57.1
Acquired intangibles with estimable useful lives	19.0
Other assets	4.0

Impairment may exist if the carrying amount of the asset in question exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  The impairment loss, if any, would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair market value as determined by appropriate valuation techniques.

Goodwill impairment testing.  Our goodwill balance, $105.1 million as of March 31, 2010, is subject to impairment testing.  We test goodwill for impairment at least annually, as of the end of February, and more frequently whenever events occur or circumstances change that indicate there may be impairment.  These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segment.  We identify our reporting units by assessing whether the components of our operating segment constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.  We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and / or services, similar long-term financial results, product processes, classes of customers, etc.). We have four reporting units, only two of which have goodwill. Our Duff Norton reporting unit and Rest of Products reporting unit have goodwill totaling $9.8 million and $95.3 million at March 31, 2010, respectively.

During fiscal 2010, we tested goodwill for impairment as of September 30, 2009 for the Duff-Norton reporting units because key performance indicators for this reporting unit were below budget and prior year levels. Accordingly, we performed Step I impairment testing as of the end of the second quarter.  Step I testing was not considered necessary for our other reporting unit with goodwill because, based on testing performed in the prior year, the fair value of the reporting unit sufficiently exceeded book value and no new risks of impairment existed at September 30, 2009. Based on our assessment as of September 30, 2009, the fair value of the Duff-Norton reporting unit exceeded its net book value by 6%; as such, no impairment charges related to goodwill or intangible assets were recorded during the six month period ended September 30, 2009.  As of December 31, 2009, we concluded that no indicators of goodwill impairment existed, so an interim test was not performed.

As a result of our annual impairment test as of February 28, 2010, the fair market value of our reporting units will goodwill exceeds their net book values and no goodwill impairment charges were recorded. Fair market value of the Duff Norton and Rest of the Products reporting units exceeded net book value by approximately 13% and 15%, respectively. The goodwill impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, the implied fair value of goodwill is compared to the carrying amount of goodwill.  An impairment loss would be recognized for the amount by which the carrying amount of goodwill exceeds the implied fair value of goodwill.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and judgmental factors.  The key estimates and factors used in our discounted cash flow valuation include revenue growth rates and profit margins based on internal forecasts, terminal value, and the weighted-average cost of capital used to discount future cash flows.  The compound annual growth rate for revenue during the first five years of our projections was approximately 8%.  The terminal value was calculated assuming projected growth rates of 2.0% after five years which reflects our estimate of long-term gross domestic product growth on a global basis.  Operating profit margins were projected to return to historical norms by between fiscal 2012 and fiscal 2013 in the individual reporting units. The estimated weighted-average cost of capital for the consolidated Company was determined to be 13.5% based upon an analysis of similar companies and their debt to equity mix, their related volatility and the size of their market capitalization.  We also consider any additional risk of each individual reporting unit achieving its forecasts, and adjust the weighted-average cost of capital applied when determining each reporting unit’s estimated fair value.  The weighted-average cost of capital determined for each reporting unit as of the February 28, 2010 test date ranged between 13.0% and 16.5%. Future changes in these estimates and assumptions could materially affect the results of our goodwill impairment tests.  For example, a decline in the terminal growth rate greater than 50 basis points would decrease fair market value by $0.3 million and $9.8 million for the Duff Norton reporting unit and Rest of the Products reporting unit, respectively, or an increase in the weighted-average cost of capital by 100 basis points would result in a decrease in fair market value by $0.8 million and $26.5 million for the Duff Norton reporting unit and Rest of the Products reporting units, respectively. Even with such changes fair value of the reporting units would be greater than the net book value necessitating no Step 2 calculations.

While we currently do not believe that any of our reporting units with goodwill are at risk of failing Step 1 of the goodwill impairment test. But if the projected long-term revenue growth rates, profit margins, or terminal rates are significantly lower, and/or the estimated weighted-average cost of capital is considerably higher, future testing may indicate impairment of one or more of the Company’s reporting units and, as a result, the related goodwill may likely be impaired.

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

Deferred Tax Asset Valuation Allowance.   As of March 31, 2010, we had $47.9 million of gross deferred tax assets before valuation allowances.  As described in Note 17 to consolidated financial statements, the deferred tax assets relate principally to net operating loss carryforwards (primarily due to a tax loss from sale of a foreign subsidiary in 2009 and restructuring costs in 2010) and liabilities related to employee benefit plans and insurance reserves.  The deferred tax assets include $3.7 million related to various states and foreign net operating loss carryforwards for which a $1.6 million deferred tax asset valuation allowance is recorded.

Accounting rules require a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Management assesses the need to establish valuation allowances for deferred tax assets periodically. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more-likely-than-not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. Under the accounting rules, this assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. Forecast of future profitability were a significant consideration in assessing the realizability of our deferred tax assets at March 31, 2010. Based on our assessment, we have concluded that it is more likely than not that we will have sufficient U.S. profitability during the remaining NOL and tax credit carryforward periods (20 years) to realize substantially all of the economic value of the federal NOLs and some of the state NOLs before they expire. If the actual recovery amount of the deferred tax asset is less than anticipated or if actual future profitability is considerably less than what we are currently anticipating, or if taxable income is not generated in fiscal 2011, a valuation allowance may need to be recorded for some or all of the net deferred tax assets, resulting in a reduction of net income and shareowners’ equity. In order to recover all of the deferred tax assets attributable to the net operating losses, taxable income approximating $35.0 million will need to be generated during the carryover period.

The Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If we were to experience an ownership change, utilization of our NOLs would be subject to an annual limitation determined by multiplying the market value of our outstanding shares of stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years within the allowed NOL carryforward period. The amount of the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses held by us at the time of the change that are recognized in the five-year period after the change.

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

On June 30, 2009 we adopted the provisions of ASC Topic 855 “Subsequent Events” which establishes principles and requirements for subsequent events. These provisions set forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, as well as the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The adoption of these provisions did not have a material impact on our consolidated financial position or results of operations. We made no significant changes to our condensed consolidated financial statements as a result of our subsequent events evaluation.

On April 1, 2009, we adopted the additional guidance issued under ASC Topic 820 through the issuance of  FSP Statement of Financial Accounting Standards (“SFAS”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 amends ASC Topic 820 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FSP SFAS No. 157-4 also supersedes FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” Disclosures required by this codification update are included in Notes 5 and 11.

On April 1, 2009, we adopted the additional guidance issued under ASC Topic 320 and ASC Topic 325 through the issuance of FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 / 124-2”). This FSP extends existing disclosure requirements about debt and equity securities to interim reporting periods as well as provides new disclosure requirements. FSP SFAS 115-2 / 124-2 also provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available for sale or held to maturity. Equity securities are excluded from the scope the FSP’s recognition and measurement provisions.  Refer to Note 7 to consolidated financial statements for disclosures required as a result of the adoption of this codification update.

On April 1, 2009, we adopted additional guidance issued under ASC Topic 825 “Financial Instruments” through the issuance of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”) which requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. These provisions also require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations or cash flows. Disclosures required by this codification update are included in Notes 5 and 11 to consolidated financial statements.

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

On April 1, 2008, the Company adopted the measurement provisions related to Split Dollar Life Insurance Arrangements contained in ASC Topic 715 and covered in paragraphs 715-60-35-177 to 35-185 (formerly under the pre-codification standards of EITF 06-10).  In accordance with ASC Topic 715-60-35-177, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. These provisions were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of this guidance resulted in a $1.2 million reduction to the fiscal 2009 opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.  The adoption of ASC Topic 715 did not have a significant impact on our financial position, results of operations or cash flows, basic or diluted per share amounts.

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

In fiscal 2010, 39% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, Mexico, China, the United Kingdom, France, Hungary and Germany and sell our products in over 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies, the Mexican peso and the Chinese Yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, a 10% decline in the rate of exchange between the euro and the U.S. dollar impacts net income by approximately $0.4 million.  In addition, the majority of our export sale transactions are denominated in U.S. dollars.

During 2009, the Company entered into cross-currency swaps and foreign exchange forward agreements to hedge changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $18.3 million and all contracts mature by September 30, 2013. As of March 31, 2010, the fair value of these derivatives was a $0.8 million loss that was recorded to earnings and is included in foreign currency exchange loss.

We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions as appropriate. At March 31, 2010, we do not have any material swap agreements or similar financial instruments in place. At March 31, 2010 and 2009, approximately 94% and 91% of our outstanding debt had fixed interest rates, respectively. At those dates, we had approximately $8.0 million and $11.9 million, respectively, of outstanding variable rate debt. A 1% fluctuation in interest rates would have changed interest expense on that outstanding variable rate debt by approximately $0.1 million in fiscal 2010 and 2009.

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

Based on actuarial information, we have estimated our asbestos-related aggregate liability through March 31, 2028 and March 31, 2040 to range between $7.4 million and $17.8 million using actuarial parameters of continued claims for a period of 18 to 30 years. Our estimation of our asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $11 million which has been reflected as a liability in the consolidated financial statements as of March 31, 2010.  The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program.  Of this amount, management expects to incur asbestos liability payments of approximately $0.5 million over the next 12 months.  Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on our financial condition or our liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                 Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010.  There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Columbus McKinnon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010 of Columbus McKinnon Corporation and our report dated May 28, 2010 expressed an unqualified opinion thereon.

Buffalo, New York
May 28, 2010

Item 9B.                 Other Information

None.

PART III

Item 10.                  Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2010 and upon the filing of such Proxy Statement, is incorporated by reference herein.

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

Item 11.                  Executive Compensation

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2010 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2010 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.                  Certain Relationships and Related Transactions

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2010 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.                  Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2010 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV

Item 15.                  Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

	Reference	Page No.

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2

	Consolidated balance sheets - March 31, 2010 and 2009	F-3

	Consolidated statements of operations – Years ended March 31, 2010, 2009, and 2008	F-4

	Consolidated statements of shareholders’ equity – Years ended March 31, 2010, 2009, and 2008	F-5

	Consolidated statements of cash flows – Years ended March 31, 2010, 2009 , and 2008	F-6

	Notes to consolidated financial statements	F-7 to F-48

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	F-49

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

4.2
Indenture among Columbus McKinnon Corporation, Audubon Europe S.a.r.l., Crane Equipment & Service, Inc., Yale Industrial Products, Inc. and U.S. Bank National Association., as trustee, dated as of September 2, 2005 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 33-129142 on Form S-3 dated October 19, 2005).

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

#10.47	10.73
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

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date:  May 28, 2010

COLUMBUS McKINNON CORPORATION

By:	/s/ Timothy T. Tevens
Timothy T. Tevens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Tevens	President, Chief Executive Officer and Director	May 28, 2010
Timothy T. Tevens	(Principal Executive Officer)

/s/ KAREN L. HOWARD	Vice President – Finance and Chief Financial Officer	May 28, 2010
Karen L. Howard	(Principal Financial Officer)

/s/ Joseph J. Maliekel	Corporate Controller and Chief Accounting Officer	May 28, 2010
Joseph J. Maliekel

/s/ Ernest R. Verebelyi	Chairman of the Board of Directors	May 28, 2010
Ernest R. Verebelyi

/s/ Richard H. Fleming	Director	May 28, 2010
Richard H. Fleming

/s/ Nicholas T. Pinchuk	Director	May 28, 2010
Nicholas T. Pinchuk

/s/ Wallace W. Creek	Director	May 28, 2010
Wallace W. Creek

/s/ Linda A. Goodspeed	Director	May 28, 2010
Linda A. Goodspeed

/s/ Stephen Rabinowitz	Director	May 28, 2010
Stephen Rabinowitz

/s/ CHRISTIAN B. RAGOT	Director	May 28, 2010
Christian B. Ragot

/s/ Liam Mccarthy	Director	May 28, 2010
Liam McCarthy

Item 8.                    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2010:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm		F-2
Consolidated Balance Sheets		F-3
Consolidated Statements of Operations		F-4
Consolidated Statements of Shareholders’ Equity		F-5
Consolidated Statements of Cash Flows		F-6
Notes to Consolidated Financial Statements
1.	Description of Business	F-7
2.	Accounting Principles and Practices	F-7
3.	Acquisitions	F-12
4.	Divestitures	F-13
5.	Fair Value Measurements	F-13
6.	Inventories	F-16
7.	Marketable Securities	F-16
8.	Property, Plant, and Equipment	F-18
9.	Goodwill and Intangible Assets	F-18
10.	Accrued Liabilities and Other Non-current Liabilities	F-21
11.	Debt	F-21
12.	Pensions and Other Benefit Plans	F-23
13.	Employee Stock Ownership Plan (ESOP)	F-28
14.	Earnings per Share and Stock Plans	F-29
15.	Loss Contingencies	F-34
16.	Restructuring Charges	F-36
17.	Income Taxes	F-37
18.	Rental Expense and Lease Commitments	F-39
19.	Summary Financial Information	F-40
20.	Business Segment Information	F-44
21.	Selected Quarterly Financial Data (unaudited)	F-45
22.	Accumulated Other Comprehensive Loss	F-45
23.	Effects of New Accounting Pronouncements	F-46

Schedule II – Valuation and Qualifying Accounts.		F-49

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to consolidated financial statements, on March 31, 2007 the Company changed its method of accounting for employee retirement plans and other postretirement benefits in accordance with guidance originally issued in FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (codified in FASB ASC Topic 715, Compensation – Retirement Plans ), and on March 31, 2009 the Company adopted the measurement date provisions of FASB ASC Topic 715. As discussed in Note 17 to consolidated financial statements, on April 1, 2007 the Company changed its method of accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2010 expressed an unqualified opinion thereon.

Buffalo, New York
May 28, 2010

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$63,968	$39,236
Trade accounts receivable, less allowance for doubtful accounts ($4,240 and $5,338, respectively)	70,218	80,168
Inventories	79,822	100,621
Prepaid expenses and other	16,014	18,115
Total current assets	230,022	238,140
Net property, plant, and equipment	57,106	62,102
Goodwill, net	105,134	104,744
Other intangibles, net	19,031	20,336
Marketable securities	29,399	28,828
Deferred taxes on income	36,768	32,521
Other assets	4,037	4,993
Total assets	$481,497	$491,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$841	$4,787
Trade accounts payable	33,480	33,298
Accrued liabilities	52,754	50,443
Restructuring reserve	2,755	1,302
Current portion of long-term debt	1,155	1,171
Total current liabilities	90,985	91,001
Senior debt, less current portion	5,966	7,073
Subordinated debt	124,855	124,855
Other non-current liabilities	72,413	86,881
Total liabilities	294,219	309,810
Shareholders’ equity:
Voting common stock; 50,000,000 shares authorized; 19,122,266 and 19,046,930 shares issued and outstanding	191	190
Additional paid-in capital	182,385	180,327
Retained earnings	34,878	41,891
ESOP debt guarantee; 115,766 and 144,458 shares	(1,850)	(2,309)
Accumulated other comprehensive loss	(28,326)	(38,245)
Total shareholders’ equity	187,278	181,854
Total liabilities and shareholders’ equity	$481,497	$491,664

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share data)

Net sales	$476,183	$606,708	$593,786
Cost of products sold	360,244	433,007	408,211
Gross profit	115,939	173,701	185,575
Selling expenses	64,464	72,620	69,836
General and administrative expenses	36,892	37,721	34,048
Restructuring charges	16,519	1,921	836
Impairment loss	-	107,000	-
Amortization of intangibles	1,876	998	115
(Loss) income from operations	(3,812)	(46,559)	80,740
Interest and debt expense	13,225	13,148	13,562
(Gain) loss on bond redemptions	-	(244)	1,794
Investment (income) loss	(1,544)	2,889	(1,165)
Foreign currency exchange (gain) loss	(344)	3,018	403
Gain from litigation settlement	-	(3,330)	-
Other income, net	(2,260)	(3,939)	(3,588)
(Loss) income from continuing operations before income tax (benefit) expense	(12,889)	(58,101)	69,734
Income tax (benefit) expense	(5,345)	18,001	22,819
(Loss) income from continuing operations	(7,544)	(76,102)	46,915
Income (loss) from discontinued operations (net of tax)	531	(2,282)	(9,566)
Net (loss) income	$(7,013)	$(78,384)	$37,349

Average basic shares outstanding	18,963	18,861	18,723
Average diluted shares outstanding	18,963	18,861	19,158

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.40)	$(4.04)	$2.50
Income (loss) from discontinued operations	0.03	(0.12)	(0.51)
Basic (loss) income per share	$(0.37)	$(4.16)	$1.99

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.40)	$(4.04)	$2.45
Income (loss) from discontinued operations	0.03	(0.12)	(0.50)
Diluted (loss) income per share	$(0.37)	$(4.16)	$1.95

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock ($.01 par value)	Additional Paid-in Capital	Retained Earnings	ESOP Debt Guarantee	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 2007	$188	$174,654	$85,237	$(3,417)	$(15,337)	$241,325
Comprehensive income:
Net income 2008	—	—	37,349	—	—	37,349
Change in foreign currency translation adjustment	—	—	—	—	9,431	9,431
Change in net unrealized gain on investments, net of tax benefit of $410	—	—	—	—	(762)	(762)
Change in pension liability and postretirement obligations, net of tax of $2,695	—	—	—	—	3,927	3,927
Total comprehensive income						49,945
Adjustment to initially apply FIN 48	—	—	(186)	—	—	(186)
Stock compensation - directors	—	196	—	—	—	196
Stock options exercised, 144,425 shares	1	1,415	—	—	—	1,416
Stock compensation expense	—	1,266	—	—	—	1,266
Tax benefit from exercise of stock options	—	482	—	—	—	482
Earned 37,021 ESOP shares	—	444	—	593	—	1,037
Balance at March 31, 2008	$189	$178,457	$122,400	$(2,824)	$(2,741)	$295,481
Comprehensive loss:
Net loss 2009	—	—	(78,384)	—	—	(78,384)
Change in foreign currency translation adjustment	—	—	—	—	(16,474)	(16,474)
Change in net unrealized gain on investments, net of tax of $228	—	—	—	—	423	423
Change in pension liability and postretirement obligations, net of tax benefit of $12,565	—	—	—	—	(19,453)	(19,453)
Total comprehensive loss						(113,888)
ASC 715 measurement date adjustment, net of tax benefit of $545	—	—	(877)	—	—	(877)
Adjustment to initially apply EITF 06-10	—	—	(1,248)	—	—	(1,248)
Stock compensation - directors	—	260	—	—	—	260
Stock options exercised, 46,375 shares	1	420	—	—	—	421
Stock compensation expense	—	799	—	—	—	799
Tax benefit from exercise of stock options	—	274	—	—	—	274
Earned 32,188 ESOP shares	—	117	—	515	—	632
Balance at March 31, 2009	$190	$180,327	$41,891	$(2,309)	$(38,245)	$181,854
Comprehensive income:
Net loss 2010	—	—	(7,013)	—	—	(7,013)
Change in foreign currency translation adjustment	—	—	—	—	4,789	4,789
Change in net unrealized gain on investments, net of tax of $1,090	—	—	—	—	2,025	2,025
Change in derivatives qualifying as hedges					(58)	(58)
Change in pension liability and postretirement obligations, net of tax of $3,773	—	—	—	—	3,163	3,163
Total comprehensive income						2,906
Stock compensation - directors	—	280	—	—	—	280
Stock options exercised, 45,500 shares	1	291	—	—	—	292
Stock compensation expense	—	1,544	—	—	—	1,544
Tax effect of exercise of stock options	—	(5)	—	—	—	(5)
Earned 28,693 ESOP shares	—	(52)	—	459	—	407
Balance at March 31, 2010	$191	$182,385	$34,878	$(1,850)	$(28,326)	$187,278

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended March 31,
	2010	2009	2008
Operating activities:	(In thousands)
Net (loss) income	$(7,013)	$(78,384)	$37,349
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations	(531)	2,282	9,566
Depreciation and amortization	12,490	10,590	8,325
Deferred income taxes	(8,675)	(1,700)	14,737
(Gain) loss on sale of real estate/investments and other	(2,515)	2,594	(596)
(Gain) loss on early retirement of bonds	—	(300)	1,378
Amortization/write-off of deferred financing costs	640	575	982
Stock-based compensation	1,824	1,059	1,462
Impairment loss	—	107,000	—
Non-cash restructuring charges	1,835	—	—
Changes in operating assets and liabilities net of effects of business divestitures:
Trade accounts receivable	10,508	24,396	(3,292)
Inventories	21,477	1,658	(9,144)
Prepaid expenses and other	941	2,955	612
Other assets	1,228	1,960	(1,176)
Trade accounts payable	288	(7,207)	7,801
Accrued and non-current liabilities	(2,630)	(4,451)	(7,231)
Net cash provided by operating activities from continuing operations	29,867	63,027	60,773
Net cash used by operating activities from discontinued operations	—	(2,796)	(1,183)
Net cash provided by operating activities	29,867	60,231	59,590
Investing activities:
Proceeds from sale of marketable securities	6,340	363	13,076
Purchases of marketable securities	(4,518)	(2,968)	(14,638)
Capital expenditures	(7,245)	(12,245)	(12,479)
Proceeds from sale of assets	3,542	1,593	5,504
Purchases of businesses	—	(52,779)	—
Net cash used by investing activities from continuing operations	(1,881)	(66,036)	(8,537)
Net cash provided (used) by investing activities from discontinued operations	531	531	(30)
Net cash used by investing activities	(1,350)	(65,505)	(8,567)
Financing activities:
Proceeds from exercise of stock options	291	421	1,416
Payments under revolving line-of-credit agreements	(8,502)	(10,623)	(831)
Borrowings under revolving line-of-credit agreements	4,556	8,485	18
Repayment of debt	(964)	(6,987)	(29,855)
Payment of deferred financing costs	(1,258)	—	(2)
Tax benefit from exercise of stock options	—	274	482
Change in ESOP debt guarantee	459	515	593
Net cash used by financing activities from continuing operations	(5,418)	(7,915)	(28,179)
Net cash used by financing activities from discontinued operations	—	(14,612)	(383)
Net cash used by financing activities	(5,418)	(22,527)	(28,562)
Effect of exchange rate changes on cash	1,633	(8,957)	4,878
Net change in cash and cash equivalents	24,732	(36,758)	27,339
Cash and cash equivalents at beginning of year	39,236	75,994	48,655
Cash and cash equivalents at end of year	$63,968	$39,236	$75,994
Supplementary cash flows data:
Interest paid	$12,451	$12,815	$14,079
Income taxes paid, net of refunds	$3,954	$9,673	$9,568
See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.    Description of Business

Columbus McKinnon Corporation (the Company) is a leading designer, marketer and manufacturer of material handling products and services which efficiently and safely moves, lift position and secure material. Key products include hoists, cranes, rigging tools including chain and forged attachments and actuators. The Company’s material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users.  During fiscal 2010, approximately 56% of sales were to customers in the United States.

2.    Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed in the year incurred and are included in selling expense in the consolidated statements of operations. Advertising expenses were $3,020,000, $4,883,000, and $5,406,000 in fiscal 2010, 2009, and 2008, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 13% of the Company’s employees are represented by five separate domestic and Canadian collective bargaining agreements which terminate at various times between July 2010 and March 2012. Approximately 5% of the labor force is covered by collective bargaining agreements that will expire within one year.

Consolidation

These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated. Our international subsidiaries in Asia and Spain close one month and our Mexican subsidiary closes three months earlier to facilitate consolidated reporting.

Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments must be recorded on the balance sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded as accumulated other comprehensive loss, or AOCL, and is reclassified to earnings when the underlying transaction has an impact on earnings. The ineffective portion of changes in the fair value of the derivative is reported in foreign currency exchange (gain) loss in the Company’s consolidated statement of operations.  For derivatives not classified as cash flow hedges, all changes in market value are recorded as a foreign currency exchange (gain) loss in the Company’s consolidated statements of operations.

The Company has foreign currency forward agreements and a cross-currency swap in place to offset changes in the value of intercompany loans to certain foreign subsidiaries due to changes in foreign exchange rates. The notional amount of these derivatives is $18,289,000, and all contracts mature by September 30, 2013. These contracts are not designated as hedges.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

In relation to certain of the derivative transactions discussed above, the Company issued a guarantee to a third party lender which secures any obligations of one of the Company’s wholly-owned foreign subsidiaries under the subsidiary’s agreement with the third party lender, regarding those derivative transactions.  The fair value of the derivative liabilities of the foreign subsidiary at March 31, 2010 relating to this guarantee was $717,000.

The Company has foreign currency forward agreements in place to hedge changes in the value of booked foreign currency liabilities due to changes in foreign exchange rates at the settlement date. The notional amount of those derivatives is $1,817,000 and all contracts mature within twelve months. These contracts are not designated as hedges.

The Company has foreign currency forward agreements that are designated as cash flow hedges to hedge a portion of forecasted inventory purchases denominated in a foreign currency. The notional amount of those derivates is $2,872,000 and all contracts mature within thirteen months of March 31, 2010.

The Company is exposed to credit losses in the event of nonperformance by the counterparties on its financial instruments. All counterparties have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.

The following is the pretax effect of derivative instruments on the condensed consolidated statement of operations for the year ended March 31, 2010:

Derivatives Designated as Cash Flow Hedges	Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	Location of Loss Recognized in Income on Derivatives	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
Foreign exchange contracts	$94	Cost of products sold	-

Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
Foreign exchange contracts	Foreign currency exchange (gain) loss	$(174)

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of March 31, 2010:

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Liability
Foreign exchange contracts	Accrued Liabilities	$114

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Liability
Foreign exchange contracts	Accrued Liabilities	$834

Financial Instruments

The carrying value of the Company’s current assets and current liabilities approximate their fair values based upon the relatively short maturity of those instruments. For the fair value of the Company’s marketable securities and debt instruments, see Notes 7 and 11, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, “Foreign Currency Matters.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in foreign currency exchange (gain) loss. There were gains, including changes in the fair value of derivatives, of approximately $344,000 on foreign currency transactions in fiscal 2010.  There were losses, including changes in the fair value of derivatives, of approximately $3,018,000 and $403,000 on foreign currency transactions in fiscal 2009 and 2008, respectively.

Gain from Litigation

During the fourth quarter of fiscal 2009, the Company settled a dispute with a previous service provider.   The Company recorded a gain of $3,330,000 related to the settlement in the form of cash proceeds and a note receivable which was collected in fiscal 2010.

Goodwill

Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.”  The Company’s one segment is subdivided into four reporting units.  See Note 9 for further discussion of goodwill and intangible assets.

Impairment of Long-Lived Assets

The Company assesses impairment of its long-lived assets in accordance with the provisions of ASC Topic 360 “Property, Plant, and Equipment.” This statement requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future production volumes, customer pricing, economics and productivity and cost initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses management estimates, discounted cash flow calculations, and appraisals where necessary.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Intangible Assets

At acquisition, the Company estimates and records the fair value of purchased intangible assets which primarily consist of trade names, customer relationships and technology.  The fair values are estimated based on management’s assessment as well as independent third party appraisals.  Such valuations may include a discounted cash flow of anticipated revenues resulting from the acquired intangible asset.

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

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 52% of inventories at March 31, 2010 (52% at March 31, 2009) has been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the consolidated statements of operations within investment (income) loss. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment (income) loss in the consolidated statements of operations.

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

Research and Development

Research and development costs as defined in ASC Topic 730, “Research and Development,” were $2,592,000, $4,451,000, and $3,280,000 for the years ended March 31, 2010, 2009 and 2008, respectively and are classified as general and administrative expense in the consolidated statements of operations.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Revenue Recognition, Accounts Receivable and Concentration of Credit Risk

Sales are recorded when title passes to the customer which is generally at time of shipment to the customer. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. The Company has established an allowance for returns based upon historical trend rates.

Sale-Leaseback Transactions

On June 22, 2007, the Company sold its facility in Charlotte, NC and entered into a leaseback for a portion of the facility under a 10-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $4,800,000. The $800,000 gain on the transaction was deferred and is being recognized as income over the 10-year leaseback period. The lease agreement has been recorded as a capital lease; refer to Note 8.

Shipping and Handling Costs

Shipping and handling costs are a component of cost of products sold.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense.  The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting. See Note 14 for further discussion of stock-based compensation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year numbers have been reclassified to conform to current year reporting presentations.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

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
	March 31,
	2010	2009
Balance at beginning of year	$1,282	$1,403
Accrual for warranties issued	1,946	3,761
Warranties settled	(2,302)	(3,882)
Balance at end of year	$926	$1,282

3.	Acquisitions

On October 1, 2008, the Company acquired Pfaff Beteiligungs GmbH (“Pfaff-silberblau” or “Pfaff”), a Kissing, Germany based company with a leading European position in lifting, material handling and actuator products. Pfaff had revenue of approximately $90,000,000 in calendar 2007. This strategic acquisition continues the execution of the Company’s strategic plan to grow its revenue in complementary product lines and also broaden that revenue in international markets. Pfaff-silberblau complements the Company’s existing material handling business in Europe and the U.S. and creates a global actuator business when combined with the Company’s U.S. based Duff-Norton actuator business. The Company is creating value from this acquisition through integrating the Pfaff business with the Columbus McKinnon European and U.S. based material handling businesses and Duff-Norton. Value is being created by cross selling products among these groups as well as reducing costs through business integration and procurement activities. The results of Pfaff-silberblau are included in the Company’s consolidated financial statements from the date of acquisition.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

4.    Divestitures

As part of the continuing strategic evaluation of its businesses, the Company determined that its integrated material handling conveyor systems business (Univeyor A/S) no longer provided a strategic fit with its long-term growth and operational objectives. On July 25, 2008, the Company completed the sale of Univeyor A/S, which business represented the majority of the Company’s former “Solutions” segment. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-20-45-1, “Presentation of Financial Statements – Discontinued Operations”, the results of operations of Univeyor A/S have been classified as discontinued operations in the condensed statements of operations and statements of cash flows presented herein. In connection with the sale of Univeyor A/S on July 25, 2008, the Company used cash on hand to repay $15,191,000 in amounts outstanding on Univeyor’s lines of credit and fixed term bank debt.

Income from discontinued operations presented herein includes payments received on a note receivable related to the fiscal 2002 disposal of Automatic Systems, Inc. Due to the uncertainty surrounding the financial viability of the debtor, the note was recorded at the estimated net realizable value of $0 at the time of the divestiture.

Summarized statements of operations for discontinued operations are as follows:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Net revenue	$-	$8,982	$29,548
Gain (loss) before income taxes	857	(798)	(9,346)
Income tax expense	326	326	220
Gain (loss) from operations of discontinued businesses	531	(1,124)	(9,566)
Loss on sale of discontinued operation	-	(15,926)	-
Tax benefit from sale of discontinued operation	-	14,768	-
Gain (loss) from discontinued operations	$531	$(2,282)	$(9,566)

During fiscal 2010, as part of the continuing strategic evaluation of its businesses, the Company determined that its American Lifts business no longer provided a strategic fit with its long-term growth and operational objectives. The American Lifts business manufactured powered lift tables which enhance workplace ergonomics and were sold primarily to customers in the general manufacturing, construction, and air cargo industries. On October 30, 2009, the Company sold this business to a strategic buyer for $2,400,000 in cash. A $1,055,000 pre-tax gain on the sale is included in other income, net in the Company’s consolidated statements of operations for the year ended March 31, 2010. American Lifts has not been treated as a discontinued operation as its results from operations were immaterial to the overall consolidated financial results of the Company.

5.    Fair Value Measurements

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

The Company applied the provisions of ASC Topic 820 in determining the fair value of its financial assets and financial liabilities effective April 1, 2008. The Company applied the provisions of ASC Topic 820 in determining the fair value of its nonfinancial assets and nonfinancial liabilities on a non-recurring basis effective April 1, 2009.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

ASC Topic 820-10-35-37 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the valuation techniques that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is separated into three levels based on the reliability of inputs as follows:

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

The following table provides information regarding financial assets and liabilities measured at fair value on a recurring basis:
		Fair value measurements at reporting date using
Description	At March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets/(Liabilities):
Marketable securities	$29,399	$29,399	$-	$-
Accrued severance costs	(2,755)	-	-	(2,755)
Property, plant, and equipment	775	-	-	775
Derivative liabilities	(948)	-	(948)	-

As of March 31, 2010, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Interest and dividend income on marketable securities are recorded in investment (income) loss.  Changes in the fair value of derivatives are recorded in foreign currency exchange (gain) loss and other comprehensive loss. Interest and dividend income on marketable securities are measured based upon amounts earned on their respective declaration dates.  During fiscal 2009, the Company reduced the cost bases of certain marketable securities since it was determined that the unrealized losses on those securities were other than temporary in nature.  This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000, classified within investment (income) loss. During fiscal 2010, the Company sold a portion of these previously written down investments, which resulted in the recognition of a gain of approximately $606,000.

Assets that are measured on a non-recurring basis include the Company’s reporting units that are used to test goodwill for impairment on an annual or interim basis under the provisions of ASC Topic 350-20-35-1 “Intangibles, Goodwill and Other – Goodwill Subsequent Measurement”, as well as property, plant and equipment in circumstances when the Company determines that those assets are impaired under the provisions of ASC Topic 360-10-35-17 “Property Plant and Equipment – Subsequent Measurement” and the measurement of termination benefits in connection with the Company’s restructuring plan under the provisions of ASC Topic 420 “Exit or Disposal Cost Obligations”.

The Company applied the provisions of ASC Topic 350-20-35-1 during the annual goodwill impairment test performed as of February 28, 2010. Step I of the goodwill impairment test consisted of determining a fair value for each of the Company’s reporting units. The fair values for the Company’s reporting units cannot be determined using readily available quoted Level 1 inputs or Level 2 inputs that are observable in active markets. Therefore, the Company used a discounted cash flow valuation model to estimate the fair value of its reporting units, using Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the discounted cash flow valuation model include revenue growth rates and profit margins based on internal forecasts, terminal growth rates, and the weighted-average cost of capital used to discount future cash flows. See Note 9 for the results of the Company’s February 28, 2010 annual goodwill impairment test.

The write-down of fixed assets to their estimated fair market values, as discussed above, related to the closure of two manufacturing facilities and the significant downsizing of a third facility in connection with the Company’s restructuring plan. The fair value was determined based on management’s best estimate of the realizability of the assets, using Level 3 inputs given the lack of observable market data for the assets. The net book value of the assets was $2,650,000, and their estimated fair market value was $775,000.

During the year ended March 31, 2010, the Company offered termination benefits to certain employees in connection with its restructuring plan and the liabilities measured and recorded during the period have been determined based upon their ultimate payment amounts, which approximate fair value as determined using Level 3 inputs.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

6.    Inventories

Inventories consisted of the following:
	March 31,
	2010	2009
At cost—FIFO basis:
Raw materials	$42,340	$49,697
Work-in-process	10,774	12,497
Finished goods	44,585	59,896
	97,699	122,090
LIFO cost less than FIFO cost	(17,877)	(21,469)
Net inventories	$79,822	$100,621

The excess of FIFO over LIFO cost decreased primarily due to LIFO liquidation resulting in a $2,797,000 positive impact on fiscal 2010 income.

7.    Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet unless unrealized losses are deemed to be other-than-temporary. In such instances, the unrealized losses are reported in the consolidated statements of operations and retained earnings within investment (income) loss. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment (income) loss in the consolidated statements of operations.

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

During the year ended March 31, 2009, because of uncertain market conditions and the duration at which certain securities had been trading below cost, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $4,014,000 for the year ended March 31, 2009, classified within investment (income) loss. There were no other than temporary impairments for the years ended March 31, 2010 and 2008. During fiscal 2010, the Company sold a portion of these previously written down investments, which resulted in the recognition of a gain of approximately $606,000.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

The following is a summary of available-for-sale securities at March 31, 2010:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$26,771	$2,667	$39	$29,399

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2010 are as follows:

	Aggregate Fair Value	Unrealized Losses
Securities in a continuous loss position for less than 12 months	$2,295	$30
Securities in a continuous loss position for more than 12 months	454	9
	$2,749	$39

The Company considered the nature of the investments, causes of previous impairments, the severity and duration of unrealized losses and other factors and determined that the unrealized losses at March 31, 2010 were temporary in nature.

Net realized (losses) gains related to sales of marketable securities (excluding other-than-temporary impairments) were $(238,000), $7,000, and $88,000 in fiscal 2010, 2009 and 2008, respectively.

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

Net unrealized gains (losses) included in the balance sheet amounted to $2,628,000 at March 31, 2010 and $(487,000) at March 31, 2009. The amounts, net of related income tax expense (benefit) of $920,000 and $(170,000) at March 31, 2010 and 2009, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

8.    Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2010	2009
Land and land improvements	$4,804	$4,172
Buildings	28,621	25,169
Machinery, equipment, and leasehold improvements	121,447	120,293
Construction in progress	2,335	4,825
	157,207	154,459
Less accumulated depreciation	100,101	92,357
Net property, plant, and equipment	$57,106	$62,102

Buildings include assets recorded under capital leases amounting to $3,147,000 for each of the years ended March 31, 2010 and 2009.  Machinery, equipment, and leasehold improvements include assets recorded under capital leases amounting to $5,613,000 and $5,505,000 for the years ended March 31, 2010 and 2009, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $1,910,000 and $959,000 at March 31, 2010 and 2009, respectively.

Depreciation expense, including amortization of assets recorded under capital leases, was $10,613,000, $9,592,000, and $8,210,000 for the years ended March 31, 2010, 2009 and 2008, respectively.

9.	Goodwill and Intangible Assets

As discussed in Note 2, Goodwill is not amortized but is tested for impairment at least annually, in accordance with the provisions of ASC Topic 350-20-35-1.  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  The Company’s reporting units identified under ASC Topic 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC Topic 280-10-50-10 “Segment Reporting – Disclosure.” The Company has four reporting units.  Only two of the four reporting units carry goodwill at March 31, 2010 and March 31, 2009. The Duff-Norton reporting unit (which designs, manufactures and sources mechanical and electromechanical actuators and rotary unions) had goodwill of $9,838,000 and $9,919,000 at March 31, 2010 and 2009, respectively, and the Rest of Products reporting unit (representing the core hoist, chain, and forgings design, manufacturing, and distribution businesses) had goodwill of $95,296,000 and $96,500,000 at March 31, 2010 and 2009, respectively.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

During fiscal 2009, the generally weak economic conditions resulted in a rapid decline in business, a reduction in forecasted cash flows, and an increase in capital costs as a result of tightening credit markets.  Based on this evaluation, the Company determined that the fair value of its Rest of Products reporting unit was less than its carrying value in the fourth quarter of fiscal 2009. Following this assessment, ASC Topic 350-20-35-8 required the Company to perform a second step in order to determine the implied fair value of goodwill in this reporting unit and to compare it to its carrying value. The activities in the second step included hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit using market participant assumptions, as if the reporting unit had been acquired in a business combination.  As a result of this assessment, the Company recorded a goodwill impairment charge of $107,000,000 in the fourth quarter of fiscal 2009. None of the charge related to goodwill was deductible for tax purposes.

During fiscal 2010, the Company tested goodwill for impairment as of September 30, 2009 for the Duff-Norton reporting unit because key performance indicators for this reporting unit were below budget and prior year levels. Accordingly, the Company performed Step I impairment testing as of the end of the second quarter.  Step I testing was not considered necessary for the other reporting unit because, based on testing performed for prior year end, fair value of the reporting unit sufficiently exceeded book value and no new risk of impairment existed at September 30, 2009. Based on the Company’s assessment as of September 30, 2009, fair value of the Duff-Norton reporting unit exceeded its book value by 6%; as such, no impairment charges related to goodwill or intangible assets were recorded during the six month period ended September 30, 2009.  As of December 31, 2009, the Company concluded that no indicators of goodwill impairment existed, so an interim test was not performed.

As a result of the assessments for the years ended March 31, 2010 and 2008, the Company concluded that the balances of goodwill and intangible assets were not impaired, and therefore did not record impairment charges during the fiscal years ended March 31, 2010 and 2008.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company’s stock price, forecasted cash flows, assumptions used, control premiums or other variables.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Identifiable intangible assets acquired in a business combination are amortized over their estimated useful lives.

A summary of changes in goodwill during the years ended March 31, 2010 and 2009 is as follows:

Balance at March 31, 2008	$187,055
Acquisitions	27,769
Impairment	(107,000)
Currency translation	(3,080)
Balance at March 31, 2009	$104,744
Currency translation	390
Balance at March 31, 2010	$105,134

Intangible assets at March 31, 2010 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,856	$481	$5,375
Customer relationships	14,487	1,996	12,491
Other	1,358	193	1,165
Balance at March 31, 2010	$21,701	$2,670	$19,031

Intangible assets at March 31, 2009 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademark	$5,743	$157	$5,586
Customer relationships	14,208	652	13,556
Other	1,342	148	1,194
Balance at March 31, 2009	$21,293	$957	$20,336

All of the Company’s intangibles assets are considered to have definite lives and are amortized.  The weighted-average amortization periods are 18 years for trademarks, 11 years for customer relationships and 14 years for other. Total amortization expense was $1,876,000, $998,000, and $115,000 for fiscal 2010, 2009, and 2008, respectively.  Based on the current amount of intangible assets, the estimated amortization expense for each of the succeeding five years is expected to be $1,890,000, $1,860,000, $1,830,000, $1,810,000, and $1,780,000, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

10.    Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2010	2009
Accrued payroll	$17,534	$14,568
Interest payable	4,902	4,790
Accrued workers compensation	2,301	2,525
Accrued income taxes payable	2,401	4,048
Accrued postretirement benefit obligation	1,169	1,159
Accrued health insurance	3,665	3,177
Accrued general and product liability costs	4,081	4,010
Other accrued liabilities	16,701	16,166
	$52,754	$50,443

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2010	2009
Accumulated postretirement benefit obligation	$7,909	$7,360
Accrued general and product liability costs	18,973	19,232
Accrued pension cost	36,179	49,052
Accrued workers compensation	1,764	2,272
Deferred income tax	5,644	6,504
Other non-current liabilities	1,944	2,461
	$72,413	$86,881

11.    Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2010	2009
Revolving Credit Facility due May 1, 2013	$-	$-
Capital lease obligations	6,974	8,020
Other senior debt	147	224
Total senior debt	7,121	8,244
8 7/8% Senior Subordinated Notes due November 1, 2013 with interest payable in semi-annual installments	124,855	124,855
Total	131,976	133,099
Less current portion	1,155	1,171
	$130,821	$131,928

The Company entered into an amended, restated and expanded revolving credit facility dated December 31, 2009. The new Revolving Credit Facility provides availability up to a maximum of $85,000,000 and has an initial term ending May 1, 2013, which can be extended to December 31, 2013 as long as the Company’s existing Senior Subordinated Notes are paid in full on or prior to May 1, 2013 from proceeds of permitted indebtedness with a maturity of no earlier than January 5, 2014.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Provided there is no default, the Company may, on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $65,000,000, subject to lender approval. The unused portion of the Revolving Credit Facility totaled $77,097,000, net of outstanding borrowings of $0 and outstanding letters of credit of $7,903,000, as of March 31, 2010.  Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by the Company’s total leverage ratio amounting to 300 or 200 basis points, respectively, based on the Company’s leverage ratio at March 31, 2010. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% of foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and restrictions on dividend payments, with which the Company was in compliance as of March 31, 2010. Key financial covenants include a minimum fixed charge coverage ratio of 1.25x, a maximum total leverage ratio, net of cash, of 3.75x through June 30, 2010 and 3.5x thereafter, and maximum annual capital expenditures of $15,000,000 in fiscal 2010 and $18,000,000 thereafter, excluding capital expenditures for a global ERP system.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $124,855,000 at March 31, 2010 and are due November 1, 2013. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments.  The 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a price of 104.44% through October 31, 2010, 102.22% from November 1, 2010 through October 31, 2011, and 100.00% from November 1, 2011 and thereafter.  In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.  The Company used cash on hand to repurchase $5,000,000 and $6,145,000 of the outstanding 8 7/8% Notes in fiscal 2009 and 2008, respectively.

The carrying amount of the Company’s revolving credit facility, notes payable to banks and other senior debt approximate their fair values based on current market rates. The Company’s Senior Subordinated Notes, which have a carrying value of $124,855,000 at March 31, 2010, have an approximate fair value of $126,104,000, based on market data. The Company recorded approximately $1,069,000 of deferred financing charges related to the December 31, 2009 amendment and restatement of its credit agreement, which are being amortized over the life of the agreement.

(Gain) loss on bond redemptions, including discounts, premiums and the write-off of deferred financing fees, was $0, $(244,000), and $1,794,000 in fiscal 2010, 2009 and 2008, respectively.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The Company also has capital leases on certain production machinery and equipment. The outstanding balance on the capital leases of $6,974,000 and $8,020,000 as of March 31, 2010 and 2009, respectively, is included in senior debt in the consolidated balance sheets.

The principal payments scheduled to be made as of March 31, 2010 on the above debt are as follows (in $ thousands):

2011	1,155
2012	1,176
2013	1,088
2014	125,868
2015	1,333
Thereafter	1,356

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

International Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2010, significant unsecured credit lines totaled approximately $7,100,000, of which $800,000 was drawn.

In addition to the above facilities, our foreign subsidiaries have certain secured credit lines. As of March 31, 2010, significant secured credit lines totaled $2,000,000, of which none was drawn.

12.    Pensions and Other Benefit Plans

The Company provides retirement plans, including defined benefit and defined contribution plans, and postretirement benefit plans to certain employees. Effective March 31, 2007, the Company adopted ASC Topic 715 “Compensation – Retirement Benefits,” which required the recognition in pension and other postretirement benefits obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the fiscal year. The measurement date requirement was adopted in fiscal 2009 and was applied as a change in accounting principle, resulting in an $877,000, net of tax, cumulative-effect reduction to the opening balance of retained earnings.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Pension Plans

The Company provides defined benefit pension plans to certain employees. The Company uses March 31 as the measurement date. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:
	March 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$140,085	$140,873
ASC Topic 715 measurement date adjustment	-	(520)
Acquisitions	-	4,685
Service cost	3,687	4,381
Interest cost	9,950	8,969
Actuarial loss (gain)	22,688	(11,139)
Benefits paid	(8,168)	(6,245)
Foreign exchange rate changes	676	(919)
Benefit obligation at end of year	$168,918	$140,085

Change in plan assets:
Fair value of plan assets at beginning of year	$91,144	$125,540
ASC Topic 715 measurement date adjustment	-	(1,705)
Actual gain (loss) on plan assets	30,549	(34,933)
Employer contribution	18,026	9,311
Benefits paid	(8,168)	(6,245)
Settlements	-	(244)
Foreign exchange rate changes	585	(580)
Fair value of plan assets at end of year	$132,136	$91,144

Funded status	$(36,782)	$(48,941)
Unrecognized actuarial loss	47,739	54,334
Unrecognized prior service cost	1,251	1,956
Net amount recognized	$12,208	$7,349

Amounts recognized in the consolidated balance sheets are as follows:
	March 31,
	2010	2009
Other assets – non current	$-	$707
Accrued liabilities	(603)	(596)
Other non-current liabilities	(36,179)	(49,052)
Deferred tax effect of accumulated other comprehensive loss	18,546	22,488
Accumulated other comprehensive loss	30,444	33,802
Net amount recognized	$12,208	$7,349

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

In fiscal 2011, an estimated net loss of $3,410,000 and prior service cost of $240,000 for the defined benefit pension plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost.

Net periodic pension cost included the following components:
	Year Ended March 31,
	2010	2009	2008
Service costs—benefits earned during the period	$3,687	$4,381	$4,386
Interest cost on projected benefit obligation	9,950	8,969	8,277
Expected return on plan assets	(7,479)	(9,234)	(8,198)
Net amortization	4,210	1,319	2,014
Curtailment/settlement loss	2,417	457	80
Net periodic pension cost	$12,785	$5,892	$6,559

In fiscal 2010, the Company recorded a curtailment loss on the statement of operations within restructuring charges.  Refer to Note 16 for further discussion.

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:
	March 31,
	2010	2009
Projected benefit obligation	$168,918	$135,021
Fair value of plan assets	132,136	85,374

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:
	March 31,
	2010	2009
Accumulated benefit obligation	$162,212	$127,890
Fair value of plan assets	132,136	85,374

Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	March 31,
	2010	2009	2008
Discount rate	6.00%	7.25%	6.50%
Expected long-term rate of return on plan assets	7.50	7.50	7.50
Rate of compensation increase	2.00	2.00	3.00

The expected rates of return on plan asset assumptions are determined considering historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	March 31,
	Target	Actual
	2011	2010	2009
Equity securities	70%	60%	56%
Fixed income	30	40	44
Total plan assets	100%	100%	100%

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the aforementioned objective and produce both absolute and risk adjusted returns competitive with a benchmark that is a blend of major US and international equity indexes and an aggregate bond fund. The shift to the targeted allocation is the result of management’s re-evaluation of its investment allocation. The targeted allocation will be accomplished as some plan assets governed by collective bargaining contracts will be transferred from fixed income into equity securities, as well as reallocation of remaining assets to achieve the desired balance during fiscal 2011.

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute approximately $10,000,000 to its pension plans in fiscal 2011.

Information about the expected benefit payments for the Company’s defined benefit plans is as follows (in $ thousands):
2011	$8,940
2012	9,070
2013	9,600
2014	10,040
2015	10,520
2016-2020	60,650

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

The Company’s postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:
	March 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$8,520	$10,694
ASC Topic 715 measurement date adjustment	-	238
Service cost	-	1
Interest cost	586	587
Actuarial (gain) loss	738	(1,661)
Benefits paid	(766)	(1,339)
Benefit obligation at end of year	$9,078	$8,520

Funded status	$(9,078)	$(8,520)
Unrecognized actuarial loss	4,161	3,736
Net amount recognized	$(4,917)	$(4,784)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Amounts recognized in the consolidated balance sheets are as follows:
	March 31,
	2010	2009
Accrued liabilities	$(1,169)	$(1,159)
Other non-current liabilities	(7,909)	(7,360)
Deferred tax effect of accumulated other comprehensive loss	1,664	1,494
Accumulated other comprehensive loss	2,497	2,241
Net amount recognized	$(4,917)	$(4,784)

In fiscal 2011, an estimated net loss of $344,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive loss to net periodic benefit cost. In fiscal 2010, net periodic postretirement benefit cost included the following:
	Year Ended March 31,
	2010	2009	2008
Service cost—benefits attributed to service during the period	$-	$1	$3
Interest cost	586	587	613
Net amortization	313	351	418
Net periodic postretirement benefit cost	$899	$939	$1,034

For measurement purposes, healthcare costs are assumed to increase 8.0% in fiscal 2011, grading down over time to 5.0% in five years. The discount rate used in determining the accumulated postretirement benefit obligation was 6.0% and 7.25% as of March 31, 2010 and 2009, respectively.

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2011	$1,170
2012	1,110
2013	1,090
2014	1,000
2015	920
2016-2020	3,600

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$31	$(28)
Effect on postretirement obligation	515	(464)

The Company has split dollar life insurance arrangements with two of its former employees.  Under these arrangements, the Company pays certain premium costs on life insurance polices for the employees.  Upon the later of the death of the former employee or their spouse, the Company will receive all of the premiums paid to date.

On April 1, 2008, the Company adopted the measurement provisions related to Split Dollar Life Insurance Arrangements contained in ASC Topic 715 and covered in paragraphs 715-60-35-177 to 35-185 (formerly under the pre-codification standards of EITF 06-10).  In accordance with ASC Topic 715-60-35-177, an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement. These provisions were applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The adoption of this guidance resulted in a $1,248,000 reduction to the fiscal 2009 opening balance of retained earnings, recorded on April 1, 2008, the date of adoption.  The net periodic pension cost for fiscal 2009 was $71,000 and the accrued liability at March 31, 2009 is $301,000.  The net periodic pension cost for fiscal 2010 was $77,000 and the accrued liability at March 31, 2009 is $44,000.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $340,000, $1,684,000, and $1,780,000 for the years ended March 31, 2010, 2009 and 2008, respectively. Due to the significant economic downturn, the Company significantly reduced its contribution to the defined contribution plans in FY 2010.

Fair Values of Plan Assets

The fair values of the Company’s defined benefit plans’ consolidated assets by asset category as of March 31 were as follows:

	March 31,
	2010	2009
Asset categories:
Equity securities	$80,430	$49,645
Fixed income securities	50,875	40,515
Cash equivalents	831	984
Total	$132,136	$91,144

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Note 5. The fair values by category of inputs as of March 31, 2010 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Asset categories:
Equity securities	$80,430	$-	$80,430
Fixed income securities	35,212	15,663	50,875
Cash equivalents	831	-	831
Total	$116,473	$15,663	$132,136

Level 1 fixed income securities consist of fixed income mutual funds with quoted market prices.

Fair value of Level 3 fixed income securities at the beginning of the year was $15,603,000. During fiscal 2010 fixed income securities earned investment return of $785,000 and had disbursements, settlements, and transfers, net of $725,000 resulting in an ending balance of $15,663,000.

13.    Employee Stock Ownership Plan (ESOP)

The guidance in ASC Topic 718 "Compensation - Stock Compensation" and covered in sub-topic 718-40 "Employee Stock Ownership Plans" requires that compensation expense for ESOP shares be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost. Also, dividends on those ESOP shares that have not been allocated or committed to be released to ESOP participants are not reflected as a reduction of retained earnings. Rather, since those dividends are used for debt service, a charge to compensation expense is recorded. Furthermore, ESOP shares that have not been allocated or committed to be released are not considered outstanding for purposes of calculating earnings per share.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Substantially all of the Company’s domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $408,000, $632,000, and $1,037,000 in fiscal 2010, 2009 and 2008, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any,   are recorded as a reduction of retained earnings and are applied toward debt service.

At March 31, 2010 and 2009, 623,137 and 646,329 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. At March 31, 2010 and 2009, 115,778 and 144,458 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

The fair market value of unearned ESOP shares at March 31, 2010 amounted to $2,300,000.

14.   Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.”  Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share include any dilutive effects of stock options.  Stock options and performance shares with respect to 178,000 common shares and 15,000 common shares, respectively, were not included in the computation of diluted loss per share for fiscal 2010 because they were antidilutive as a result of the Company’s net loss.  Stock options and performance shares with respect to 236,000 common shares and 28,000 common shares, respectively, were not included in the computation of diluted loss per share for fiscal 2009 because they were antidilutive as a result of the Company’s net loss.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended March 31,
	2010	2009	2008
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(7,544)	$(76,102)	$46,915
Income (loss) from discontinued operations (net of tax)	531	(2,282)	(9,566)
Net (loss) income	$(7,013)	$(78,384)	$37,349

Denominators:
Weighted-average common stock outstanding—denominator for basic EPS	18,963	18,861	18,723
Effect of dilutive employee stock options	-	-	435
Adjusted weighted-average common stock outstanding and assumed conversions—denominator for diluted EPS	18,963	18,861	19,158

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 13).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Stock Plans

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Retirement Benefits,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

Long Term Incentive Plan

The Company grants share based compensation to eligible participants under our Long Term Incentive Plan, or LTIP.  The LTIP was approved by our Board of Directors and the shareholders of the Company in fiscal 2007.  The total number of shares of common stock with respect to which awards may be granted under the plan is 850,000, of which 401,821 shares remain for future grants as of March 31, 2010. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses. A maximum of 600,000 shares may be awarded as restricted stock, restricted stock units, or stock bonuses.

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

Stock based compensation expense was $1,544,000, $799,000, and $1,266,000 for fiscal 2010, 2009 and 2008, respectively.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense. The Company recognizes expense for all share–based awards over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period for the award for awards expected to vest.  Accordingly, expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.

Stock Option Plans

The Company granted stock options under the LTIP in 2010.  Options granted have a maximum term of 10 years and vest ratably over a five or six year period from date of grant. Option awards provide for accelerated vesting as a result of reaching retirement age and a specified number of years of service. Existing prior to the adoption of the LTIP, the Company maintained two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors.  As of March 31, 2010, no options have been granted to non-employees. Options granted under the Non-Qualified and Incentive Plans generally become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2010 is as follows:
	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2007	931,150	$ 12.28
Granted	5,000	32.85
Exercised	(144,425)	9.81
Cancelled	(4,875)	5.46
Outstanding at March 31, 2008	786,850	$ 12.91
Granted	89,150	27.42
Exercised	(46,375)	9.07
Cancelled	(103,970)	22.69
Outstanding at March 31, 2009	725,655	$ 13.51
Granted	160,700	13.73
Exercised	(45,500)	6.40
Cancelled	(194,596)	21.11
Outstanding at March 31, 2010	646,259	$ 12.02	5.3	$3,341
Exercisable at March 31, 2010	444,663	$ 10.27	3.6	$3,004

The Company calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2010. The aggregate intrinsic value of outstanding options as of March 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 521,018 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 363,350 exercisable options that were in-the-money at that date. The Company's closing stock price was $15.87 as of March 31, 2010. The total intrinsic value of stock options exercised was $324,000, $773,000, and $2,842,000 during fiscal 2010, 2009 and 2008, respectively. As of March 31, 2010, there are 96,615 options available for future grants under the two stock option plans.

The fair value of shares that vested was $12.32, $4.20, and $5.14 during fiscal 2010, 2009 and 2008, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2010 was approximately $292,000. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of March 31, 2010, $718,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years.

Exercise prices for options outstanding as of March 31, 2010, ranged from $5.46 to $28.45. The following table provides certain information with respect to stock options outstanding at March 31, 2010:

Range of Exercise Prices	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Up to $10.00	351,850	$7.46	2.9
$10.01 to $20.00.	189,168	14.07	8.8
$20.01 to $30.00	105,241	23.60	7.0
	646,259	$12.02	5.3

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

The following table provides certain information with respect to stock options exercisable at March 31, 2010:

Range of Exercise Prices	Stock Options Outstanding	Weighted-average Exercise Price
Up to $10.00	351,850	$7.46
$10.01 to $20.00.	19,000	14.79
$20.01 to $30.00	73,813	22.49
	444,663	$10.27

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of the options was $8.18, $14.77, and $18.48 for options granted during fiscal 2010, 2009 and 2008, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2010, 2009 and 2008:
	Year Ended	Year Ended	Year Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Assumptions:
Risk-free interest rate	1.97%	2.58%	4.92%
Dividend yield—Incentive Plan	0.0%	0.0%	0.0%
Volatility factor	0.591	0.567	0.571
Expected life—Incentive Plan	5.5 years	6.0 years	5.5 years

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

Restricted Stock Units

The Company granted restricted stock units under the LTIP during fiscal 2010, 2009 and 2008 to employees as well as to the Company’s non-executive directors as part of their annual compensation.  Restricted shares for employees vest ratably based on service one-third after each of years three, four, and five.

A summary of the restricted stock unit awards granted under the Company’s LTIP plan as of March 31, 2010 is as follows:
	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2007	7,200	$19.17
Granted	7,842	25.80
Vested	(4,521)	19.54
Unvested at March 31, 2008	10,521	$23.96
Granted	54,916	26.02
Vested	(5,260)	23.96
Forfeited	(25,199)	28.45
Unvested at March 31, 2009	34,978	$23.95
Granted	78,647	13.30
Vested	(8,600)	22.40
Forfeited	(5,434)	14.55
Unvested at March 31, 2010	99,591	$16.21

Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2010 is $1,215,000 and is expected to be recognized over a weighted average period of 3 years.  The fair value of restricted stock units that vested during the year ended March 31, 2010 and 2009 was $122,000 and $129,000, respectively.

Performance Shares

The Company granted performance shares under the LTIP during fiscal 2010, 2009, and 2008. Performance shares granted are based upon the Company’s performance over a three year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based nonvested shares are recognized as compensation expense based on fair value on date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance share granted under the LTIP on the date of grant using a Monte Carlo simulation that uses the assumptions noted in the following table.  Expected volatility is based upon the daily historical volatilities of Columbus McKinnon’s stock and our peer group.  The risk free rate was based on zero coupon government bonds at the time of grant.  The expected term represents the period from the grant date to the end of the three year performance period.

	Year Ended	Year Ended	Year Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Assumptions:
Risk-free interest rate	1.21%	2.50%	4.75%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	0.641	0.479	0.481
Expected life	2.87 years	2.87 years	2.86 years

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

A summary of the performance shares transactions during each of the three fiscal years in the period ended March 31, 2010 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at April 1, 2007	-	-
Granted	34,457	$19.40
Unvested at March 31, 2008	34,457	19.40
Granted	20,669	28.07
Forfeited	(10,047)	22.60
Unvested at March 31, 2009	45,079	22.66
Granted	64,614	17.12
Forfeited	(20,059)	19.40
Vested	(8,062)	19.40
Unvested at March 31, 2010	81,572	$19.40

Total unrecognized compensation costs related to the unvested performance share awards as of March 31, 2010 was $995,000 and is expected be recognized over a weighted average period of 1.5 years. The fair value of performance shares that vested during the year ended March 31, 2010 and 2009 was $127,000 and $0, respectively.

Restricted Stock

Also, existing prior to the adoption of the LTIP, the Company maintains a Restricted Stock Plan. The Company charges compensation expense and shareholders’ equity for the market value of shares ratably over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant. As of March 31, 2010, there were 47,000 shares available for future grants under the Restricted Stock Plan.

During fiscal 2008, 1,000 shares of restricted stock were granted at a weighted average fair value grant price of $31.69. No restricted stock was granted in fiscal 2009 or fiscal 2010.  As of March 31, 2010, there are 2,000 shares of restricted stock outstanding with a weighted average fair value grant price of $27.10.

Directors Stock

During fiscal 2010, 2009 and 2008, a total of 21,536, 12,436, and 7,601 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares was $13.00, $20.96, and $25.80 for fiscal 2010, 2009 and 2008, respectively. The expense related to the shares for fiscal 2010, 2009 and 2008 was $280,000, $260,000, and $196,000, respectively.

15.    Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

General and Product Liability — Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported. Future cash payments related to reserves for nonasbestos claims are not discounted due to their underlying uncertainty. Reserves for certain asbestos related claims are discounted using a risk free interest rate which ranged from 0.41% to 4.72% as of March 31, 2010. The aggregate amount of undiscounted reserves and discount amount was $24,535,000 and $1,481,000, respectively, as of March 31, 2010. Payments over each of the next five years for the portion of asbestos reserves that the Company discounts are expected to be $200,000 per year and $3,400,000 thereafter. The liability for accrued general and product liability costs are funded by investments in marketable securities (see Notes 2 and 7).

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:
	Year Ended March 31,
	2010	2009	2008
Accrued general and product liability, beginning of year	$23,242	$20,771	$21,078
Add provision for claims	5,061	4,052	2,201
Deduct payments for claims	(5,249)	(1,581)	(2,508)
Accrued general and product liability, end of year	$23,054	$23,242	$20,771

The per occurrence limits on our self-insurance for general and product liability coverage to Columbus McKinnon were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2010.

Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards.  The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2011.

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2028 and March 31, 2040 to range between $7,400,000 and $17,800,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $11,000,000 which has been reflected as a liability in the consolidated financial statements as of March 31, 2010. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $525,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

16.    Restructuring Charges

During fiscal 2010, the Company continued its business reorganization plan. As part of that plan, the Company consolidated its North American sales force and offered certain of its employees an incentive to voluntarily retire early. Charges related to the early retirement program were approximately $5,732,000 and consist of two benefits: a paid leave of absence and an enhanced pension benefit. The payments for the paid leave of absence are being made to the employees in installments on their regular pay dates. Charges for the enhanced pension benefit of $2,012,000 are recorded in long-term pension liabilities. Long-term pension liabilities are included in other non-current liabilities on the condensed consolidated balance sheets.

Furthermore, during fiscal 2010, as part of the business reorganization plan, the Company initiated strategic consolidation of its North American hoist and rigging operations.  The process includes the closure of two manufacturing facilities and the significant downsizing of a third facility. The closures will result in a reduction of approximately 500,000 square feet of manufacturing space and generation of annual savings estimated at approximately $13,000,000 to $15,000,000. The Company expects to record approximately $3,500,000 in additional restructuring charges in fiscal 2011. Rationalization of North American hoist and rigging operations and the significant downsizing of the third facility resulted in $1,835,000 of non-cash fixed asset impairment charges, $3,209,000 of other facility related costs, $5,325,000 in expense for severance costs related to salaried and union workforce reductions, and $418,000 of pension plan curtailment charges recognized in fiscal 2010.

Restructuring reserves were $2,755,000 as of March 31, 2010, consisting primarily of accrued severance costs. The majority of the severance costs will be paid during fiscal 2011.

During fiscal 2009, the Company incurred restructuring costs of $1,921,000 for facility rationalization costs and severance.  The total charge for severance was $1,823,000, all of which related to salaried workforce reductions, and $98,000 for costs associated with the closure of a production facility. The number of salaried employees terminated was approximately 70.  During fiscal 2008, the Company recorded restructuring costs of $836,000 for facility demolition costs and severance.

The following provides a reconciliation of the activity related to restructuring reserves:

	Employee	Facility	Total
Reserve at April 1, 2007	$-	$599	$599
Fiscal 2008 restructuring charges	105	731	836
Cash payments	(105)	(1,272)	(1,377)
Reserve at March 31, 2008	$-	$58	$58
Fiscal 2009 restructuring charges	1,823	98	1,921
Cash payments	(521)	(156)	(677)
Reserve at March 31, 2009	$1,302	$-	$1,302
Fiscal 2010 restructuring charges	11,475	5,044	16,519
Cash payments	(7,592)	(3,209)	(10,801)
Reclassification of long-term pension liability	(2,430)	-	(2,430)
Fixed asset impairment	-	(1,835)	(1,835)
Reserve at March 31, 2010	$2,755	$-	$2,755

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

17.    Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the difference were as follows:

	Year Ended March 31,
	2010	2009	2008
Expected tax at 35%	$(4,511)	$(20,335)	$24,407
State income taxes net of federal benefit	(238)	309	1,238
Foreign taxes less than statutory provision	(1,081)	(1,136)	(1,095)
Permanent items	229	137	315
Goodwill impairment	-	37,450	-
Valuation allowance	-	-	(1,000)
Other	256	1,576	(1,046)
Actual tax (benefit) provision	$(5,345)	$18,001	$22,819

The provision for income tax (benefit) expense consisted of the following:

	Year Ended March 31,
	2010	2009	2008
Current income tax (benefit) expense:
United States Federal	$-	$13,963	$853
State taxes	913	291	1,904
Foreign	2,417	5,447	5,437
Deferred income tax (benefit) expense:
United States	(7,745)	(1,076)	14,304
Foreign	(930)	(624)	321
	$(5,345)	$18,001	$22,819

The Company applies the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2010	2009
Deferred tax assets:
Federal net operating loss carryforwards	$12,184	$1,556
State and foreign net operating loss carryforwards	3,703	2,829
Employee benefit plans	12,163	18,050
Asset reserves	1,674	1,471
Insurance reserves	9,035	9,245
Accrued vacation and incentive costs	1,916	2,259
Other	7,250	8,681
Valuation allowance	(1,609)	(1,594)
Gross deferred tax assets	46,316	42,497
Deferred tax liabilities:
Inventory reserves	(2,355)	(1,298)
Property, plant, and equipment	(1,521)	(2,303)
Intangible assets	(5,167)	(5,533)
Gross deferred tax liabilities	(9,043)	(9,134)
Net deferred tax assets	$37,273	$33,363

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

The valuation allowance includes $545,000 and $530,000 related to pre-acquisition foreign net operating losses and $1,064,000 related to state net operating losses in the United States at both March 31, 2010 and 2009. The increase in the foreign valuation allowance is due to exchange rate fluctuations. The valuation allowance was established due to uncertainty of the Company's ability to utilize all of the net operating loss carry forwards before they expire. The Company’s valuation allowance related to Pfaff is for net operating losses which have an indefinite life. The state net operating losses have expiration dates ranging from 2014 through 2030.

The United States Federal net operating losses have expiration dates ranging from 2029 to 2030.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:
	March 31,
	2010	2009
Net current deferred tax asset	$6,149	$7,346
Net non-current deferred tax asset	36,768	32,521
Net non-current deferred tax liability	(5,644)	(6,504)
Net deferred tax asset	$37,273	$33,363

The net current deferred tax asset and net non-current deferred tax liability are included in prepaid expenses and other non-current liabilities, respectively.

Income (loss) from continuing operations before income tax expense includes foreign subsidiary income (loss) of $8,769,000, $(16,119,000), and $21,715,000 for the years ended March 31, 2010, 2009, and 2008, respectively. Income (loss) from discontinued operations reported in the statements of operations is net of tax expense (benefit) of $326,000, $(14,442,000), and $220,000 for the years ended March 31, 2010, 2009, and 2008, respectively. As of March 31, 2010, the Company had unrecognized deferred tax liabilities related to approximately $31,000,000 of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

There were 2,500 and 24,375 shares of common stock issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options in the years ended March 31, 2010 and 2009, respectively. The tax benefit to the Company from these transactions, which is credited to additional paid-in capital rather than recognized as a reduction of income tax expense, was $5,600 and $274,000 in 2010 and 2009, respectively. This tax benefit has also been recognized in the consolidated balance sheet as an increase in deferred tax assets.

On April 1, 2007, the Company adopted the provisions of ASC Topic 740, “Income Taxes, relating to accounting for uncertainty in income taxes,” formerly referred to as Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement of Financial Accounting Standards ("SFAS") No. 109, which clarifies the accounting for uncertainty in income taxes recognized. ASC Topic 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

Changes in the Company’s uncertain income tax positions, excluding the related accrual for interest and penalties, are as follows:

	2010	2009
Beginning balance	$3,546	$2,447
Additions for prior year tax positions	20	12
Additions for current year tax positions	260	1,327
Reductions for prior year tax positions	(33)	(116)
Foreign currency translation	(90)	-
Lapses in statute limitations	(126)	(124)
Ending balance	$3,577	$3,546

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

The Company had $130,000 and $123,000 accrued for the payment of interest and penalties at March 31, 2010 and 2009, respectively. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statements of operations.

Substantially all of the unrecognized tax benefits as of March 31, 2010 would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions.  The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for 2007 and 2008, resulting in a reduction of AMT credit carry forwards of $256,000. Current examinations include an IRS audit for one of the Company’s subsidiaries for its 2009 return, a German audit of 2005 through 2007, and various state audits.

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitations prior to March 31, 2011.

18.     Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2010, 2009, and 2008 was $5,463,000, $5,695,000, and $5,560,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2010 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles/Equipment	Total
2011	$1,639	$1,779	$3,418
2012	501	1,240	1,741
2013	333	529	862
2014	316	317	633
2015 and thereafter	16	194	210
Total	$2,805	$4,059	$6,864

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

19.    Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

As of and for the year ended March 31, 2010:

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2010:
Current assets:
Cash	$33,081	$24	$30,863	$—	$63,968
Trade accounts receivable	38,316	64	31,838	—	70,218
Inventories	26,023	16,057	39,742	(2,000)	79,822
Prepaid expenses	3,432	874	11,056	652	16,014
Total current assets	100,852	17,019	113,499	(1,348)	230,022
Net property, plant, and equipment	27,330	11,998	17,778	—	57,106
Goodwill and other intangibles, net	41,013	31,028	52,124	—	124,165
Intercompany balances	(79,763)	153,190	(76,594)	3,167	—
Other non-current assets	37,319	1,255	31,630	—	70,204
Investment in subsidiaries	248,915	—	—	(248,915)	—
Total assets	$375,666	$214,490	$138,437	$(247,096)	$481,497

Current liabilities	$38,157	$13,176	$37,833	$1,819	$90,985
Long-term debt, less current portion	124,855	2,475	3,491	—	130,821
Other non-current liabilities	25,376	9,083	37,954	—	72,413
Total liabilities	188,388	24,734	79,278	1,819	294,219
Shareholders’ equity	187,278	189,756	59,159	(248,915)	187,278
Total liabilities and shareholders’ equity	$375,666	$214,490	$138,437	$(247,096)	$481,497

For the Year Ended March 31, 2010:
Net sales	$193,784	$117,854	$192,326	$(27,781)	$476,183
Cost of products sold	158,571	94,906	135,245	(28,478)	360,244
Gross profit	35,213	22,948	57,081	697	115,939
Selling, general and administrative expenses	41,397	13,651	46,308	—	101,356
Restructuring charges	15,316	—	1,203	—	16,519
Amortization of intangibles	119	3	1,754	—	1,876
(Loss) income from operations	(21,619)	9,294	7,816	697	(3,812)
Interest and debt expense	11,865	493	867	—	13,225
Other (income) and expense, net	(1,893)	(1,033)	(1,222)	—	(4,148)
(Loss) income from continuing operations before income tax (benefit) expense	(31,591)	9,834	8,171	697	(12,889)
Income tax (benefit) expense	(9,963)	2,739	1,687	192	(5,345)
Equity in income from continuing operations of subsidiaries	14,084	—	—	(14,084)	—
(Loss) income from continuous operations	(7,544)	7,095	6,484	(13,579)	(7,544)
Income from discontinued operations	531	—	—	—	531
Net (loss) income	$(7,013)	$7,095	$6,484	$(13,579)	$(7,013)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2010:
Operating activities:
Net cash provided by operating activities from continuing operations	$28,418	$(665)	$16,198	$(14,084)	$29,867
Cash provided by operating activities	28,418	(665)	16,198	(14,084)	29,867
Investing activities:
Purchases of marketable securities, net	(414)	—	2,236	—	1,822
Capital expenditures	(4,933)	(1,674)	(638)	—	(7,245)
Investment in subsidiaries	(14,084)	—	—	14,084	—
Purchases of businesses, net of cash	—	2,407	1,135	—	3,542
Net cash used by investing activities from continuing operations	(19,431)	733	2,733	14,084	(1,881)
Net cash provided by investing activities from discontinued operations	531	—	—	—	531
Net cash used by investing activities	(18,900)	733	2,733	14,084	(1,350)
Financing activities:
Proceeds from exercise of stock options	291	—	—	—	291
Net repayments under revolving line-of-credit agreements.	—	—	(3,946)	—	(3,946)
Repayment of debt	—	(130)	(834)	—	(964)
Deferred financing costs incurred	(1,258)	—	—	—	(1,258)
Other	390	69	—	—	459
Net cash used by financing activities from continuing operations	(577)	(61)	(4,780)	—	(5,418)
Net cash (used) provided by financing activities from discontinued operations	—	—	—	—	—
Net cash used by financing activities	(577)	(61)	(4,780)	—	(5,418)
Effect of exchange rate changes on cash	—	(13)	1,646	—	1,633
Net change in cash and cash equivalents	8,941	(6)	15,797	—	24,732
Cash and cash equivalents at beginning of year.	24,140	30	15,066	—	39,236
Cash and cash equivalents at end of year	$33,081	$24	$30,863	$—	$63,968

As of and for the year ended March 31, 2009:

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated

As of March 31, 2009
Current assets:
Cash and cash equivalents	$24,115	$30	$15,091	$—	$39,236
Trade accounts receivable	46,358	37	33,773	—	80,168
Inventories	33,268	21,113	48,937	(2,697)	100,621
Other current assets	8,480	1,060	7,731	844	18,115
Total current assets	112,221	22,240	105,532	(1,853)	238,140
Property, plant, and equipment, net	29,001	11,995	21,106	—	62,102
Goodwill and other intangibles, net	41,016	31,031	53,033	—	125,080
Intercompany	(58,739)	140,495	(83,748)	1,992	—
Other assets	36,099	4,659	25,584	—	66,342
Investment in subsidiaries	222,102	—	—	(222,102)	—
Total assets	$381,700	$210,420	$121,507	$(221,963)	$491,664

Current liabilities	$33,767	$17,162	$39,933	$139	$91,001
Long-term debt, less current portion	124,855	2,597	4,476	—	131,928
Other non-current liabilities	41,224	13,895	31,762	—	86,881
Total liabilities	199,846	33,654	76,171	139	309,810
Shareholders' equity	181,854	176,766	45,336	(222,102)	181,854
Total liabilities and shareholders' equity	$381,700	$210,420	$121,507	$(221,963)	$491,664

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2009:
Net sales	$288,928	$162,935	$197,200	$(42,355)	$606,708
Cost of products sold	217,628	124,573	132,829	(42,023)	433,007
Gross profit (loss)	71,300	38,362	64,371	(332)	173,701
Selling, general and administrative expenses	46,242	18,612	45,487	—	110,341
Restructuring charges	1,367	554	—	—	1,921
Impairment loss	48,000	26,000	33,000	—	107,000
Amortization of intangibles	117	3	878	—	998
Loss from operations	(24,426)	(6,807)	(14,994)	(332)	(46,559)
Interest and debt expense	10,793	1,497	858	—	13,148
Other (income) and expense, net	(4,833)	(1,230)	4,457	—	(1,606)
Loss from continuing operations before income tax expense (benefit)	(30,386)	(7,074)	(20,309)	(332)	(58,101)
Income tax expense (benefit)	6,730	7,979	3,418	(126)	18,001
Equity in (loss) income from continuing operations of subsidiaries………	(38,986)	—	—	38,986	—
(Loss) income from continuous operations	(76,102)	(15,053)	(23,727)	38,780	(76,102)
Loss from discontinued operations	(627)	—	(1,655)	—	(2,282)
Equity in (loss) income from discontinued operations of subsidiaries (net of tax)	(1,655)	—	—	1,655	—
Net (loss) income	$(78,384)	$(15,053)	$(25,382)	$40,435	$(78,384)

For the Year Ended March 31, 2009:
Operating activities:
Net cash provided by operating activities from continuing operations	$(20,482)	$628	$43,895	$38,986	$63,027
Net cash used by operating activities from discontinued operations	(2,233)	—	(2,218)	1,655	(2,796)
Cash provided by operating activities	(22,715)	628	41,677	40,641	60,231
Investing activities:
Purchases of marketable securities, net	—	—	(2,605)	—	(2,605)
Capital expenditures	(7,461)	(1,910)	(2,874)	—	(12,245)
Proceeds from sale of PP&E	—	1,593	—	—	1,593
Purchases of businesses, net of cash	—	—	(52,779)	—	(52,779)
Investment in subsidiaries	40,641	—	—	(40,641)	—
Net cash used by investing activities from continuing operations	33,180	(317)	(58,258)	(40,641)	(66,036)
Net cash provided by investing activities from discontinued operations	531	—	—	—	531
Net cash used by investing activities	33,711	(317)	(58,258)	(40,641)	(65,505)
Financing activities:
Proceeds from exercise of stock options	421	—	—	—	421
Net repayments under revolving line-of-credit agreements	—	—	(2,138)	—	(2,138)
Repayment of debt	(4,700)	(191)	(2,096)	—	(6,987)
Other	789	—	—	—	789
Net cash used by financing activities from continuing operations	(3,490)	(191)	(4,234)	—	(7,915)
Net cash (used) provided by financing activities from discontinued operations	(15,191)	—	579	—	(14,612)
Net cash used by financing activities	(18,681)	(191)	(3,655)	—	(22,527)
Effect of exchange rate changes on cash	—	251	(9,208)	—	(8,957)
Net change in cash and cash equivalents	(7,685)	371	(29,444)	—	(36,758)
Cash and cash equivalents at beginning of year .	31,800	(341)	44,535	—	75,994
Cash and cash equivalents at end of year	$24,115	$30	$15,091	$—	$39,236

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

For the year ended March 31, 2008:

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2008:
Net sales	$302,676	$176,901	$155,609	$(41,400)	$593,786
Cost of products sold	219,366	129,575	100,465	(41,195)	408,211
Gross profit (loss)	83,310	47,326	55,144	(205)	185,575
Selling, general and administrative expenses	49,834	18,043	36,007	—	103,884
Restructuring charges	836	—	—	—	836
Amortization of intangibles	112	3	—	—	115
Income (loss) from operations	32,528	29,280	19,137	(205)	80,740
Interest and debt expense	9,918	3,554	90	—	13,562
Other (income) and expense, net	641	(643)	(2,554)	—	(2,556)
Income (loss) from continuing operations before income tax expense (benefit)	21,969	26,369	21,601	(205)	69,734
Income tax expense (benefit)	6,068	11,080	5,759	(88)	22,819
Equity in income from continuing operations of subsidiaries	20,891	—	—	(20,891)	—
Income (loss) from continuous operations	36,792	15,289	15,842	(21,008)	46,915
Income (loss) from discontinued operations	557	—	(10,123)	—	(9,566)
Net income (loss)	$37,349	$15,289	$5,719	$(21,008)	$37,349

For the Year Ended March 31, 2008:
Operating activities:
Net cash provided (used) by operating activities from continuing operations	$78,528	$(1,483)	$14,741	$(31,013)	$60,773
Net cash used by operating activities from discontinued operations	(10,123)	—	(1,183)	10,123	(1,183)
Net cash provided (used) by operating activities	68,405	(1,483)	13,558	(20,890)	59,590
Investing activities:
Purchases of marketable securities, net	—	—	(1,562)	—	(1,562)
Capital expenditures	(7,228)	(2,745)	(2,506)	—	(12,479)
Proceeds from sale of businesses and surplus real estate	—	5,504	—	—	5,504
Investment in subsidiaries	(20,891)	—	—	20,891	—
Net cash (used) provided by investing activities from continuing operations	(28,119)	2,759	(4,068)	20,891	(8,537)
Net cash provided (used) by investing activities from discontinued operations	557	—	(587)	—	(30)
Net cash (used) provided by investing activities	(27,562)	2,759	(4,655)	20,891	(8,567)
Financing activities:
Proceeds from exercise of stock options	1,416	—	1	(1)	1,416
Net repayment under revolving line-of-credit agreements.	—	—	(813)	—	(813)
(Repayment) borrowing of debt	(29,898)	(142)	185	—	(29,855)
Deferred financing costs incurred	(2)	—	—	—	(2)
Other	1,075	—	—	—	1,075
Net cash used by financing activities from continuing operations	(27,409)	(142)	(627)	(1)	(28,179)
Net cash used by financing activities from discontinued operations	—	—	(383)	—	(383)
Net cash used by financing activities	(27,409)	(142)	(1,010)	(1)	(28,562)
Effect of exchange rate changes on cash	-	(313)	5,191	—	4,878
Net change in cash and cash equivalents	13,434	821	13,084	—	27,339
Cash and cash equivalents at beginning of year.	18,366	(1,162)	31,451	—	48,655
Cash and cash equivalents at end of year	$31,800	$(341)	$44,535	$—	$75,994

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

20.    Business Segment Information

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. Historically the Company had two operating and reportable segments, Products and Solutions. The Solutions segment engaged primarily in the design, fabrication and installation of integrated material handling conveyor systems and service and in the design and manufacture of tire shredders, lift tables and light-rail systems. In fiscal 2009, the Company re-evaluated its operating and reportable segments in connection with the discontinuation of its integrated material handling conveyor systems and service business. With this divestiture, and in consideration of the quantitative contribution of the remaining portions of the Solutions segment to the Company as a whole and our products-orientated strategic growth initiatives, the Company determined that it now has only one operating and reportable segment for both internal and external reporting purposes. Fiscal 2008 financial information reflects the financial position and results of operations as one segment. As part of the organizational restructuring announced in response to adverse market conditions, the Company has reevaluated its reportable segments and continues to believe that it has only one reportable operating segment.

Financial information relating to the Company’s operations by geographic area is as follows:
	Year Ended March 31,
	2010	2009	2008
Net sales:
United States	$291,564	$420,498	$447,977
Europe	149,872	141,595	106,503
Canada	12,081	15,052	18,672
Other	22,666	29,563	20,634
Total	$476,183	$606,708	$593,786

	Year Ended March 31,
	2010	2009	2008
Total assets:
United States	$302,210	$321,656	$399,462
Europe	139,064	134,027	139,360
Canada	13,943	8,422	15,464
Other	26,280	27,559	13,414
Assets of continuing operations	481,497	491,664	567,700
Assets of discontinued operations	-	-	22,335
Total	$481,497	$491,664	$590,035

	Year Ended March 31,
	2010	2009	2008
Long-lived assets:
United States	$111,369	$113,043	$184,792
Europe	64,458	66,760	52,564
Other	5,444	7,379	3,440
Total	$181,271	$187,182	$240,796
Note: Long-lived assets include goodwill, other intangibles and other assets

Sales by major product group are as follows:
	Year Ended March 31,
	2010	2009	2008
Hoists	$252,824	$331,822	$321,778
Chain and forged attachments	95,862	132,492	142,966
Industrial cranes	41,170	59,868	63,327
Other	86,327	82,526	65,715
Total	$476,183	$606,708	$593,786

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

21.     Selected Quarterly Financial Data (Unaudited)

Below is selected quarterly financial data for fiscal 2010 and 2009:

	Three Months Ended
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Net sales	$119,008	$115,234	$118,971	$122,970
Gross profit	29,430	28,051	26,825	31,633
(Loss) income from operations	(1,786)	543	(2,543)	(26)
Net (loss) income	$(2,398)	$(2,731)	$(2,344)	$460

Net (loss) income per share – basic	$(0.13)	$(0.14)	$(0.12)	$0.02
Net (loss) income per share – diluted	$(0.13)	$(0.14)	$(0.12)	$0.02

For fiscal 2009, the Company’s quarterly reporting periods, with the exception of the fourth quarter, ended on the Sunday closest to the end of the calendar quarter.

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

Note: The per-share net income (loss) for the four quarters may not equal the per share net loss for the year due to rounding).

Fiscal 2009 results include a $2,096,000 loss from discontinued operations, net of tax, in the quarter ended June 29, 2008, a pre-tax $3,628,000 other-than-temporary impairment of marketable securities in the quarter ended December 28, 2008, and a goodwill impairment charge of $107,000,000 and a pre-tax gain of $3,330,000 from litigation in the quarter ended March 31, 2009.  None of the charges related to goodwill were deductible for tax purposes.

22.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows:

	March 31,
	2010	2009
Net unrealized investment gain (loss) – net of tax	$1,708	$(317)
Adjustment to pension liability– net of tax	(31,112)	(34,336)
Adjustment to other postretirement obligations – net of tax	(2,497)	(2,241)
Adjustment to split-dollar life insurance arrangements – net of tax	(443)	(638)
Foreign currency translation adjustment – net of tax	4,076	(713)
Derivatives qualifying as hedges – net of tax	(58)	-
Accumulated other comprehensive loss	$(28,326)	$(38,245)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

The deferred taxes associated with the items included in accumulated other comprehensive loss were $19,291,000 and $24,154,000, for 2010 and 2009, respectively.  As a result of the recording of a deferred tax asset valuation allowance in fiscal 2005, the Company recorded as an offsetting entry a $534,000 charge in the minimum pension liability component of other comprehensive income.  With the reversal of that valuation allowance in fiscal 2006 the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the consolidated statements of operations.  This is in accordance with ASC Topic 740, “Income Taxes,” even though the valuation allowance was initially established by a charge against comprehensive income.  This amount will remain indefinitely as a component of minimum pension liability adjustment.

The activity by year related to investments, including reclassification adjustments for activity included in earnings are as follows (all items shown net of tax):

	Year Ended March 31,
	2010	2009	2008
Net unrealized investment (loss) gain at beginning of year	$(317)	$(740)	$22
Unrealized holdings gain (loss) arising during the period	2,393	(3,584)	(674)
Reclassification adjustments for (gain) loss included in earnings	(368)	4,007	(88)
Net change in unrealized gain (loss) on investments	2,025	423	(762)
Net unrealized investment gain (loss) at end of year	$1,708	$(317)	$(740)

23.     Effects of New Accounting Pronouncements

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

On June 30, 2009 the Company adopted the provisions of ASC Topic 855 “Subsequent Events” which establishes principles and requirements for subsequent events. These provisions set forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, as well as the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of these provisions did not have a material impact on the Company’s consolidated financial position or results of operations. The Company made no significant changes to its condensed consolidated financial statements as a result of its subsequent events evaluation.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

On April 1, 2009, the Company adopted the additional guidance issued under ASC Topic 820 through the issuance of  FSP Statement of Financial Accounting Standards (“SFAS”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 amends ASC Topic 820 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FSP SFAS No. 157-4 also supersedes FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” Disclosures required by this codification update are included in Notes 5 and 11.

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

On April 1, 2009, the Company adopted additional guidance issued under ASC Topic 825 “Financial Instruments” through the issuance of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”) which requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. These provisions also require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of these provisions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Disclosures required by this codification update are included in Notes 5 and 11.

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

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except share data)

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

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2010, 2009 and 2008
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended March 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$5,338	$553	$—		$1,651	(1)	$4,240
Slow-moving and obsolete inventory	8,624	1,548	—		1,799	(2)	8,373
Deferred tax asset valuation allowance	1,594	—	15		—		1,609
Total	$15,556	$2,101	$15		$3,450		$14,222
Reserves on balance sheet:
Accrued general and product liability costs	$23,242	$5,061	$—		$5,249	(3)	$23,054

Year ended March 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,583	$2,447	$370	(4)	$1,062	(1)	$5,338
Slow-moving and obsolete inventory	8,735	535	644	(4)	1,290	(2)	8,624
Deferred tax asset valuation allowance	1,064	—	530	(4)	—		1,594
Total	$13,382	$2,982	$1,544		$2,352		$15,556
Reserves on balance sheet:
Accrued general and product liability costs	$20,771	$4,052	$—		$1,581	(3)	$23,242

Year ended March 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,515	$921	$—		$853	(1)	$3,583
Slow-moving and obsolete inventory	8,843	1,549	—		1,657	(2)	8,735
Deferred tax asset valuation allowance	2,064	—	—		1,000		1,064
Total	$14,422	$2,470	$—		$3,510		$13,382
Reserves on balance sheet:
Accrued general and product liability costs	$21,078	$2,201	$—		$2,508	(3)	$20,771

(1)	Uncollectible accounts written off, net of recoveries
(2)	Obsolete inventory disposals
(3)	Insurance claims and expenses paid
(4)	Reserves at date of acquisition of subsidiary