Form 10-K/A
period 2010-03-31
YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; COLUMBUS MCKINNON CORP
filed 2011-03-15
CIK 1062624, 1263400, 1005229

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
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2009 (the second fiscal quarter in which this Form 10-K relates) was approximately $287 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of February 28, 2011 was 19,171,428 shares.

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the "Original Report") in order to amend Item 9A, 8, and Exhibit 23.1 of the Original Report to include a signed copy of the Report of Independent Registered Public Accounting Firm (the "Audit Report").

Other than the amendments to Item 9A, 8, and Exhibit 23.1 of the Original Report to include a signed copy of the Audit Report, this Amendment No. 1 does not affect any other items in our Original Report. We are also filing as exhibits to this Amendment No. 1 the certifications pursuant to section 302 and section 906 of the Sarbanes-Oxley Act of 2002, which are currently dated.

Except as otherwise expressly stated for the item amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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

/s/ Ernst & Young LLP

Buffalo, New York
May 28, 2010

Item 9B.                 Other Information

None.

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

Date:  March 15, 2011

COLUMBUS McKINNON CORPORATION

By:	/s/ Timothy T. Tevens
Timothy T. Tevens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Tevens	President, Chief Executive Officer and Director	March 15, 2011
Timothy T. Tevens	(Principal Executive Officer)

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